Form 10-Q
period 1999-09-30
SPINNAKER EXPLORATION CO
filed 1999-11-12
CIK 1089697

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission file number 000-27473


                         SPINNAKER EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

              DELAWARE                              76-0560101
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


      1200 SMITH STREET, SUITE 800
            HOUSTON, TEXAS                              77002
(Address of principal executive offices)             (Zip Code)


                                (713) 759-1770
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]  No [X]

As of November 10, 1999, there were 20,403,664 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                         SPINNAKER EXPLORATION COMPANY
                                   FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

   Consolidated Balance Sheets
    September 30, 1999 and December 31, 1998................    3

   Consolidated Statements of Operations
    Three and Nine Months Ended September 30,
    1999 and 1998...........................................    4

   Consolidated Statements of Cash Flows
    Nine Months Ended September 30, 1999 and 1998...........    5

   Notes to Interim Consolidated Financial
    Statements..............................................    6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS....   12

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK................................   17

PART II - OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........   18

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................   18

SIGNATURES..................................................   19

EXHIBIT INDEX...............................................   20

                         SPINNAKER EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          DECEMBER 31,       SEPTEMBER 30,
                                                                                              1998                1999
                                                                                       -----------------------------------
                                           ASSETS                                                             (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents.............................................................       $  2,141            $  3,363
 Accounts receivable...................................................................          3,821               8,794
 Other.................................................................................            775               3,130
                                                                                              --------            --------
   Total current assets................................................................          6,737              15,287

PROPERTY AND EQUIPMENT:
 Oil and gas, on the basis of full-cost accounting -
  Proved properties....................................................................         71,091             112,620
  Unproved properties and properties under development, not being amortized............         28,383              46,630
 Furniture and fixtures................................................................          2,798               3,599
                                                                                              --------            --------
                                                                                               102,272             162,849
 Less - Accumulated depreciation, depletion and amortization...........................         (6,665)            (20,454)
                                                                                              --------            --------
   Total property and equipment........................................................         95,607             142,395

OTHER ASSETS:
 Organization costs and other, net.....................................................            425                  30
                                                                                              --------            --------
   Total assets........................................................................       $102,769            $157,712
                                                                                              ========            ========
                                LIABILITIES AND EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities..............................................       $ 18,378            $ 19,591
 Short-term debt.......................................................................         19,000              72,000
                                                                                              --------            --------
   Total current liabilities...........................................................         37,378              91,591

ACCRUED PREFERRED DIVIDENDS PAYABLE....................................................          8,478              16,268
COMMITMENTS AND CONTINGENCIES
EQUITY:
 Preferred stock, $0.01 par value; 10,000,000 shares authorized;
  3,030,920 shares issued and outstanding at December 31, 1998
  and September 30, 1999...............................................................             30                  30
 Common stock, $0.01 par value; 50,000,000 shares authorized;
  4,082,200 shares and 5,157,200 shares issued and outstanding
  at December 31, 1998 and September 30, 1999, respectively............................             20                  52
 Additional paid-in capital............................................................         74,649              79,993
 Accumulated deficit...................................................................        (17,786)            (30,222)
                                                                                              --------            --------
   Total equity........................................................................         56,913              49,853
                                                                                              --------            --------
   Total liabilities and equity........................................................       $102,769            $157,712
                                                                                              ========            ========


  The accompanying notes are an integral part of the consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                               -----------------------            --------------------
                                                                1998             1999              1998          1999
                                                               ------           ------            ------        ------
REVENUES...................................................    $   603          $10,300         $ 1,564        $ 19,883
EXPENSES:
 Lease operating expenses..................................        (69)           2,332             262           3,515
 Depletion, depletion and amortization-
  natural gas and oil properties...........................        409            5,439           1,057          13,058
 Depreciation and amortization-other.......................         63               54             199             152
 General and administrative................................        937            1,154           2,896           3,398
 Stock appreciation rights expense (benefit)...............       (267)              --             637           1,651
                                                               -------          -------         -------        --------
   Total expenses..........................................      1,073            8,979           5,051          21,774
                                                               -------          -------         -------        --------
INCOME (LOSS) FROM OPERATIONS..............................       (470)           1,321          (3,487)         (1,891)
OTHER INCOME (EXPENSE):
 Interest income...........................................         44               49             177             134
 Interest expense..........................................         --           (1,453)             --          (3,460)
 Capitalized interest......................................         --              332              --             966
                                                               -------          -------         -------        --------
   Total other income (expense)............................         44           (1,072)            177          (2,360)
                                                               -------          -------         -------        --------
INCOME (LOSS) BEFORE INCOME TAXES..........................       (426)             249          (3,310)         (4,251)
 Income tax provision......................................         --               --              --              --
                                                               -------          -------         -------        --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE......................................       (426)             249          (3,310)         (4,251)
 Cumulative effect of change in accounting principle.......         --               --              --            (395)
                                                               -------          -------         -------        --------
NET INCOME (LOSS)..........................................       (426)             249          (3,310)         (4,646)
ACCRUAL OF DIVIDENDS ON PREFERRED STOCK....................     (2,123)          (2,702)         (4,621)         (7,790)
                                                               -------          -------         -------        --------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS..................    $(2,549)         $(2,453)        $(7,931)       $(12,436)
                                                               =======          =======         =======        ========
BASIC LOSS PER COMMON SHARE:
 Loss before cumulative effect of change in accounting
  principle................................................    $ (0.63)         $ (0.48)        $ (1.96)       $  (2.70)
 Cumulative effect of change in accounting principle.......         --               --              --           (0.09)
                                                               -------          -------         -------        --------
NET LOSS PER COMMON SHARE..................................    $ (0.63)         $ (0.48)        $ (1.96)       $  (2.79)
                                                               =======          =======         =======        ========
DILUTED LOSS PER COMMON SHARE:
 Loss before cumulative effect of change in accounting
  principle................................................    $ (0.63)         $ (0.48)        $ (1.96)       $  (2.70)
 Cumulative effect of change in accounting principle.......         --               --              --           (0.09)
                                                               -------          -------         -------        --------
NET LOSS PER COMMON SHARE..................................    $ (0.63)         $ (0.48)        $ (1.96)       $  (2.79)
                                                               =======          =======         =======        ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
 Basic.....................................................      4,057            5,145           4,055           4,461
                                                               =======          =======         =======        ========
 Diluted...................................................      4,057            5,145           4,055           4,461
                                                               =======          =======         =======        ========

  The accompanying notes are an integral part of the consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                       FOR THE NINE MONTHS
                                                                                                       ENDED SEPTEMBER 30,
                                                                                                       --------------------
                                                                                                        1998         1999
                                                                                                       ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................................................................            $ (3,310)    $ (4,646)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation, depletion and amortization................................................               1,256       13,210
  Stock appreciation rights expense (benefit).............................................                 637        1,651
  Cumulative effect of change in accounting principle.....................................                  --          395
 Change in components of working capital:
  Accounts receivable.....................................................................               3,380       (3,383)
  Accounts payable and accrued liabilities................................................               1,825        9,145
  Other current assets and other..........................................................              (2,008)        (923)
                                                                                                      --------     --------
   Net cash provided by operating activities..............................................               1,780       15,449

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas properties...................................................................             (63,409)     (56,297)
 Change in property related payables......................................................               8,451      (10,129)
 Purchases of furniture and fixtures......................................................                (689)        (801)
                                                                                                      --------     --------
   Net cash used in investing activities..................................................             (55,647)     (67,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings.................................................................                  --       53,000
 Proceeds from issuance of preferred stock................................................              51,738           --
                                                                                                      --------     --------
   Net cash provided by financing activities..............................................              51,738       53,000
                                                                                                      --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................              (2,129)       1,222
CASH AND CASH EQUIVALENTS, beginning of period............................................               2,682        2,141
                                                                                                      --------     --------
CASH AND CASH EQUIVALENTS, end of period..................................................            $    553     $  3,363
                                                                                                      ========     ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest, net of amounts capitalized.......................................            $     --     $  2,072
 Cash paid for income taxes...............................................................                  --           --

  The accompanying notes are an integral part of the consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

1.  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of Spinnaker Exploration Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form S-1, as amended (Registration No. 333-83093), initially filed with the Securities and Exchange Commission on July 16, 1999.

2.  INITIAL PUBLIC OFFERING

  On September 28, 1999, the Company priced its initial public offering of 8.0 million shares of common stock and commenced trading the following day. After payment of underwriting discounts and commissions, the Company received net proceeds of $108.7 million on October 4, 1999. With a portion of the proceeds, the Company retired all outstanding debt of $72.0 million. The Company will use the remaining net proceeds after offering costs to fund exploration and development activities. In connection with the initial public offering, the Company converted all outstanding preferred shares into shares of common stock, and certain shareholders reinvested preferred dividends payable of $16.3 million into shares of common stock.

3.  PRO FORMA FINANCIAL INFORMATION

  The initial public offering closed on October 4, 1999 and is not reflected in the accompanying consolidated financial statements at and for the three and nine months ended September 30, 1999. The pro forma condensed consolidated statements of operations for the year ended December 31, 1998 and for the nine months ended September 30, 1999 assume the completion of the initial public offering, the conversion of each share of preferred stock into two shares of common stock, the reinvestment of preferred stock dividends into shares of common stock and the retirement of all outstanding debt occurred on January 1, 1998 and 1999, respectively, and are as follows (in thousands, except per share data):

                         SPINNAKER EXPLORATION COMPANY
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 1999


                                                                       FOR THE YEAR ENDED             FOR THE NINE
                                                                          DECEMBER 31,               MONTHS ENDED
                                                                             1998                  SEPTEMBER 30, 1999
                                                                       ------------------          ------------------
                                                                                      (PRO FORMA)
REVENUES..........................................................             $ 3,298                   $19,883
EXPENSES..........................................................              10,100                    21,774
                                                                               -------                   -------
LOSS FROM OPERATIONS..............................................              (6,802)                   (1,891)
OTHER INCOME (EXPENSE)............................................                 221                      (406)
                                                                               -------                   -------
LOSS BEFORE INCOME TAXES..........................................              (6,581)                   (2,297)
  Income tax provision............................................                  --                        --
                                                                               -------                   -------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...              (6,581)                   (2,297)
  Cumulative effect of change in accounting principle.............                  --                      (395)
                                                                               -------                   -------
PRO FORMA NET LOSS................................................             $(6,581)                  $(2,692)
                                                                               =======                   =======

PRO FORMA BASIC AND DILUTED LOSS PER COMMON SHARE.................             $ (0.47)                  $ (0.14)
                                                                               =======                   =======
PRO FORMA WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING--
   Basic and diluted..............................................              14,078                    19,110
                                                                               =======                   =======

     The pro forma condensed consolidated statement of operations for the year ended December 31, 1998 reflects adjustments of approximately $0.5 million and $0.2 million to eliminate interest expense and capitalized interest as a result of the retirement of all outstanding debt and $7.1 million to eliminate dividends as a result of the conversion of each share of preferred stock into two shares of common stock.

     The pro forma condensed consolidated statement of operations for the nine months ended September 30, 1999 reflects adjustments of approximately $2.9 million and $1.0 million to eliminate interest expense and capitalized interest as a result of the retirement of all outstanding debt and $7.8 million to eliminate dividends as a result of the conversion of each share of preferred stock into two shares of common stock.

     The pro forma weighted average number of common shares outstanding includes adjustments for the issuance of common shares in connection with the initial public offering, the conversion of each share of preferred stock into two shares of common stock, the reinvestment of preferred stock dividends into shares of common stock and an adjustment to shares issued to Petroleum Geo-Services ASA ("PGS") and Warburg, Pincus Ventures, L.P. ("Warburg") as consideration for providing guarantees under the Credit Agreement.

  The pro forma condensed consolidated balance sheet at September 30, 1999 assumes the completion of the initial public offering, the conversion of each share of preferred stock into two shares of common stock, the reinvestment of preferred stock dividends into shares of common stock and the retirement of all outstanding debt occurred on September 30, 1999 and is as follows (in thousands, except share data):

                         SPINNAKER EXPLORATION COMPANY
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 1999


                                                                   SEPTEMBER 30,
                                                                        1999
                                                                   -------------
                                                                    (PRO FORMA)
                             ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.......................................    $ 40,006
 Accounts receivable and other...................................      10,924
                                                                     --------
   Total current assets..........................................      50,930

PROPERTY AND EQUIPMENT...........................................     162,849
 Less - Accumulated depreciation, depletion and amortization.....     (20,454)
                                                                     --------
   Total property and equipment..................................     142,395

OTHER ASSETS.....................................................          30
                                                                     --------
   Total assets..................................................    $193,355
                                                                     ========

                     LIABILITIES AND EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities........................    $ 19,591
                                                                     --------
   Total current liabilities.....................................      19,591

COMMITMENTS AND CONTINGENCIES
EQUITY:
 Common stock, $0.01 par value; 50,000,000 shares
  authorized; 20,410,423 shares issued and
  outstanding at September 30, 1999..............................         204
 Additional paid-in capital......................................     203,782
 Accumulated deficit.............................................     (30,222)
                                                                     --------
   Total equity..................................................     173,764
                                                                     --------
   Total liabilities and equity..................................    $193,355
                                                                     ========

     The pro forma condensed consolidated balance sheet reflects adjustments of approximately $108.7 million for the receipt of offering proceeds and issuance of 8.0 million shares of common stock, $72.0 million for the retirement of all outstanding debt, $16.2 million for the reinvestment of preferred stock dividends into approximately 1.2 million shares of common stock, $1.0 million for the reclassification of offering costs from other current assets to equity, $0.1 million for the payment of preferred stock dividends and $0.1 million for the conversion of each share of preferred stock into two shares of common stock.

     The pro forma common shares issued and outstanding includes adjustments for the issuance of common shares in connection with the initial public offering, the conversion of each share of preferred stock into two shares of common stock and the reinvestment of preferred stock dividends into shares of common stock.

4.  SEISMIC DATA AGREEMENT

  PGS entered into a seismic data agreement with the Company dated December 20, 1996, whereby it agreed to transfer to the Company certain rights to 3-D seismic data in consideration of equity. The seismic data agreement was amended effective June 30, 1999. The amended agreement modified the amount, type and geographic coverage of the data and related information made available to the Company. In exchange for the amended rights under this seismic data agreement, the Company issued to PGS an additional 1.0 million shares of common stock. This transaction has been accounted for at PGS's cost of $2.9 million, pursuant to Staff Accounting Bulletin No. 48.

                         SPINNAKER EXPLORATION COMPANY
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 1999

5.  ORGANIZATION COSTS

  As of December 31, 1998, other assets included capitalized organization costs incurred by the Company in its initial formation. The Company was amortizing the start-up costs over a period of five years. On April 3, 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires that costs for start-up activities and organization costs be expensed as incurred and not capitalized as had previously been allowed. SOP 98-5 was effective for financial statements for fiscal years beginning after 1998. The Company adopted this policy in the first quarter of 1999 and recorded a charge related to this accounting change of $0.4 million in conjunction with the write-off of previously capitalized organization costs.

6. SHORT-TERM DEBT

  In September 1998, the Company entered into an $85.0 million credit agreement ("Credit Agreement") with certain financial institutions. Proceeds from borrowings under the Credit Agreement were used to fund exploration and development activities. The Credit Agreement was secured by the Company's interests in natural gas and oil properties and by certain guarantees of PGS and Warburg. The stockholder guarantees for the Credit Agreement were $75.0 million, split evenly between PGS and Warburg. On a semi-annual basis, the Company's proved reserves were required to be evaluated to re-determine the borrowing base. If the borrowing base increased, the guarantees were permanently decreased dollar for dollar. No borrowing base increases were made by the financial institutions. If payments were made under a guarantee, the balance due to the guarantors was immediately and automatically converted into equity of the Company at a rate of $15 per share. In consideration for providing guarantees under the Credit Agreement, PGS and Warburg were entitled to receive, from time to time, common stock, with related issuances being accounted for at the fair value of the guarantees provided. Such amounts were $0 for the three and nine months ended September 30, 1998 and $0.3 million and $0.8 million for the three and nine months ended September 30, 1999, respectively, and have been included in interest expense in the accompanying Consolidated Statements of Operations. The Credit Agreement contained certain covenants and restrictive provisions, including limitations on the incurrence of additional debt or liens, the sales of property, the declaration or payment of dividends and the repurchase or redemption of capital stock and including the maintenance of certain financial ratios. At September 30, 1999, the Company had outstanding borrowings under the Credit Agreement of $72.0 million. Simultaneously with the completion of the initial public offering, the Company retired all outstanding borrowings under the Credit Agreement.

  On October 29, 1999, the Company amended and restated the original Credit Agreement. The $25.0 million Amended and Restated 364-Day Credit Agreement ("Amended and Restated Credit Agreement") among the Company, Bank of Montreal and Credit Suisse First Boston matures on October 28, 2000. The terms and provisions of the Amended and Restated Credit Agreement are similar to the original Credit Agreement, except that the Amended and Restated Credit Agreement is not guaranteed by PGS and Warburg.

7.  STOCK APPRECIATION RIGHTS EXPENSE (BENEFIT)

  The Company adopted the 1998 Stock Option Plan (the "Stock Option Plan") in January 1998, which included stock appreciation rights provisions. Based on management's estimate of the share values of the Company, stock appreciation rights expense was $0.6 million and $1.7 million during the nine months ended September 30, 1998 and 1999, respectively. The Stock Option Plan was amended and restated in September 1999, eliminating the stock appreciation rights provisions of the stock option agreements.

                         SPINNAKER EXPLORATION COMPANY
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 1999

8. EARNINGS PER SHARE

  Basic and diluted net loss per share is computed based on the following information (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                   ----------------------        ----------------------
                                                    1998           1999            1998          1999
                                                   -------       --------        --------      --------
Numerator:
 Net loss available to common stockholders........  $(2,549)       $(2,453)        $(7,931)     $(12,436)
                                                    =======        =======         =======       =======
Denominator:
 Denominator for basic earnings per share -
  Weighted average shares.........................    4,057          5,145           4,055         4,461
                                                    =======        =======         =======       =======
 Dilutive securities:
  Stock options...................................       --             --              --            --
  Preferred stock.................................       --             --              --            --
                                                    -------        -------         -------       -------
 Dilutive potential common shares.................       --             --              --            --
                                                    -------        -------         -------       -------
 Denominator for diluted earnings per share -
  Adjusted weighted average shares and assumed
    conversions...................................    4,057          5,145           4,055         4,461
                                                    =======        =======         =======       =======
Net loss per common share:
 Basic:
  Loss before cumulative effect of change in
   accounting principle...........................  $ (0.63)       $ (0.48)        $ (1.96)     $  (2.70)

  Cumulative effect of change in accounting
   principle......................................       --             --              --         (0.09)
                                                    -------        -------         -------       -------
 Net loss per common share........................  $ (0.63)       $ (0.48)        $ (1.96)     $  (2.79)
                                                    =======        =======         =======       =======
 Diluted:
  Loss before cumulative effect of change in
   accounting principle...........................  $ (0.63)       $ (0.48)        $ (1.96)     $  (2.70)

  Cumulative effect of change in accounting
   principle......................................       --             --              --         (0.09)
                                                    -------        -------         -------       -------
 Net loss per common share........................  $ (0.63)       $ (0.48)        $ (1.96)     $  (2.79)
                                                    =======        =======         =======       =======

9.  HEDGING TRANSACTIONS

  The Company currently sells most of its natural gas and oil production under price sensitive or market price contracts. To reduce exposure to fluctuations in natural gas and oil prices, the Company recently began to enter into hedging arrangements. However, these contracts also limit the benefits the Company would realize if prices increase. The Company has entered into the following collar arrangements covering the period beginning October 1, 1999. One MMBtu approximates one Mcf of gas.

                         SPINNAKER EXPLORATION COMPANY
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                               SEPTEMBER 30, 1999

                                               Gas Collars                                          Oil Collars
                            --------------------------------------------------      -------------------------------------------

                              Average           Average            Average             Average        Average         Average
                               Daily             NYMEX              NYMEX               Daily          NYMEX           NYMEX
                               Volume            Floor             Ceiling             Volume          Floor          Ceiling
      Time Period             (MMBtu)         Price/MMBtu        Price/MMBtu            (Bbl)        Price/Bbl       Price/Bbl
-----------------------     -----------     ---------------     --------------      -----------     -----------    ------------

Fourth Quarter 1999              25,000               $2.93              $3.14              500          $20.23          $22.26
First Quarter 2000               25,000                2.86               3.06              500           19.28           21.35
Second Quarter 2000              25,000                2.40               2.60              500           18.48           20.58
Third Quarter 2000               25,000                2.36               2.57              500           17.90           20.01

10. NEW ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999; however, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-An Amendment of FASB Statement No. 133" extended implementation to fiscal years beginning after June 15, 2000. Early adoption is permitted. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   Forward-Looking Statements and Assumptions

  This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, natural gas and oil reserves, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are that the Company's future operating results are difficult to forecast because of its limited operating history, the 3-D seismic data and other technologies cannot eliminate exploration risk, the ability to find additional reserves could be materially impaired if PGS terminates the data agreement or chooses not to acquire any further data, the Company's relatively small number of offshore properties increases its exposure to production problems, reserve estimate inaccuracies, the Company's Gulf of Mexico focus subjects it to higher reserve replacement needs, the natural gas and oil business involves many operating and financial risks, especially in the deep waters of the Gulf of Mexico, and other factors discussed under the caption "RISK FACTORS" in the Company's registration statement on Form S-1, as amended (Registration No. 333-83093), initially filed with the Securities and Exchange Commission on July 16, 1999. One or more of these matters could negatively impact the Company's ability to implement successfully its business strategy.

GENERAL

  Spinnaker Exploration Company is an independent energy company engaged in the exploration, development and production of natural gas and oil in the U.S. Gulf of Mexico. The Company's operating results depend substantially on the success of its exploratory drilling program and the price of natural gas and oil. Revenues, profitability and future growth rates also substantially depend on factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets historically have been very volatile, and natural gas and oil prices may fluctuate widely in the future. Sustained periods of low prices for natural gas and oil could materially and adversely affect the Company's financial position, its results of operations, the quantities of natural gas and oil reserves that it can economically produce and its access to capital.

RESULTS OF OPERATIONS

  The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                     -------------------------------------     -----------------------------------
                                                           1998                 1999                1998                 1999
                                                     ---------------       ---------------     --------------      ---------------
Production:
 Natural gas (MMcf)..................................          336                 3,190                817                7,447
 Oil and condensate (MBbls)..........................           .6                    75                  2                  124
  Total (MMcfe)......................................          339                 3,637                827                8,189

Revenues (in thousands):
 Natural gas.........................................       $  596               $ 8,767            $ 1,543              $17,629
 Oil and condensate..................................            7                 1,533                 21                2,254
  Total..............................................       $  603               $10,300            $ 1,564              $19,883

Average sales price per unit:
 Natural gas  (per Mcf)..............................       $ 1.78               $  2.75            $  1.89              $  2.37
 Oil and condensate (per Bbl)........................        11.64                 20.57              12.65                18.24
  Total (per Mcfe)...................................       $ 1.78               $  2.83            $  1.89              $  2.43

Expenses (per Mcfe):
 Lease operating expenses............................       $(0.20)              $  0.64            $  0.32              $  0.43
 Depreciation, depletion and amortization - natural
  gas and oil properties.............................         1.21                  1.50               1.28                 1.59

Income (loss) from operations (in thousands).........       $ (470)              $ 1,321            $(3,487)             $(1,891)

Three Months Ended September 30, 1999 Compared to the Three Months Ended
 September 30, 1998

  Production increased approximately 3.3 Bcfe during the third quarter of 1999 compared to the third quarter of 1998. The average daily production rate at the end of September 1999 was approximately 55,000 Mcfe as compared to rates of 7,000 Mcfe at the end of September, 1998 and 34,000 Mcfe at the end of June, 1999.

  Natural gas and oil revenues increased $9.7 million and income from operations increased $1.8 million during the third quarter of 1999 compared to the third quarter of 1998. Natural gas revenues increased $8.2 million and oil and condensate revenues increased $1.5 million in the third quarter of 1999 compared to the third quarter of 1998. Natural gas production volumes increased primarily due to 7 wells which commenced production subsequent to September 30, 1998, contributing to $7.4 million of the increase in natural gas revenues. Average natural gas prices increased, contributing to $0.8 million of the increase in natural gas revenues. Oil and condensate production volumes increased primarily due to 8 wells which commenced production subsequent to September 30, 1998, contributing to $1.5 million of the increase in oil and condensate revenues.

  Lease operating expenses increased $2.4 million in the third quarter of 1999 compared to the third quarter of 1998. Of the total increase in lease operating expenses, $2.0 million was attributable to 7 wells which commenced production subsequent to September 30, 1998, including $1.1 million of workover expense, primarily related to the Garden Banks #367 field (Dulcimer).

  General and administrative expenses increased $0.2 million in the third quarter of 1999 compared to the third quarter of 1998. The increase in general and administrative expenses was primarily due to employment-related costs associated with an increase in personnel subsequent to September 30, 1998. Stock appreciation rights expense for the third quarter of 1999 was $0 compared to income of $0.3 million for the third quarter of 1998. Stock appreciation rights expense decreased due to a reduction in management's estimate of the share value of the Company at September 30, 1998. During the third quarter of 1999, all officers and employees agreed to eliminate the stock appreciation rights provision of the stock option agreements, which resulted in no impact to the consolidated financial statements.

  DD&A increased $5.0 million in the third quarter of 1999 compared to the third quarter of 1998. Of the total increase, $4.0 million was attributable to a substantial increase in production and $1.0 million was due to an increase in the unit depletion rate.

  Interest expense, net of capitalized interest, increased $1.1 million in the third quarter of 1999 compared to the third quarter of 1998 as a result of borrowings under the Credit Agreement subsequent to September 30, 1998.

  The Company recognized net income of $0.2 million for the third quarter ended September 30, 1999 compared to a net loss of $0.4 million for the third quarter ended September 30, 1998. After preferred dividends of $2.7 million, the Company recognized a net loss available to common stockholders of $2.5 million, or $0.48 per share, for the quarter ended September 30, 1999. After preferred dividends of $2.1 million, the Company recognized a net loss available to common stockholders of $2.5 million, or $0.63 per share, for the third quarter in 1998.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September
 30, 1998

  Production increased approximately 7.4 Bcfe during the first nine months of 1999 compared to the same period in 1998. Natural gas and oil revenues increased $18.3 million and the loss from operations decreased $1.6 million during the first nine months of 1999 compared to the same period in 1998. Natural gas revenues increased $16.1 million and oil and condensate revenues increased $2.2 million during the first nine months of 1999 compared to the same period in 1998. Natural gas production volumes increased primarily due to 7 wells which commenced production subsequent to September 30, 1998, contributing to $14.9 million of the increase in natural gas revenues. Average natural gas prices increased, contributing to $1.2 million of the increase in natural gas revenues. Oil and condensate production volumes increased primarily due to 8 wells which commenced production subsequent to September 30, 1998, contributing to $2.2 million of the increase in oil and condensate revenues.

  Lease operating expenses increased $3.3 million during the first nine months of 1999 compared to the same period in 1998. Of the total increase in lease operating expenses, $2.9 million was attributable to 7 wells which commenced production subsequent to September 30, 1998, including $1.1 million of workover expense, primarily related to the Garden Banks #367 field (Dulcimer).

  General and administrative expenses increased $0.5 million during the first nine months of 1999 compared to the same period in 1998. The increase in general and administrative expenses was primarily due to employment-related costs associated with an increase in personnel subsequent to September 30, 1998. Stock appreciation rights expense for the first nine months of 1999 was $1.7 million compared to $0.6 million for the same period in 1998. Stock appreciation rights expense increased due to an increase in management's estimate of the share value of the Company at June 30, 1999. During the third quarter of 1999, all officers and employees agreed to eliminate the stock appreciation rights provision of the stock option agreements.

  DD&A increased $12.0 million during the first nine months of 1999 compared to the same period in 1998. Of the total increase, $9.4 million was attributable to a substantial increase in production and $2.6 million was due to an increase in the unit depletion rate. Depreciation and amortization--other decreased during the first nine months of 1999 compared to the same period in 1998 primarily due to no amortization being recorded during 1999 as a result of the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which required the Company to expense and not capitalize the costs for start-up activities and organization costs as incurred. Upon adoption of Statement of Position 98-5 during the first quarter of 1999, the Company wrote-off approximately $395,000 of the remaining unamortized organization costs, which is reflected as a cumulative effect of change in accounting principle in the Consolidated Statements of Operations.

  Interest expense, net of capitalized interest, increased $2.5 million during the first nine months of 1999 compared to the same period in 1998 as a result of borrowings under the Credit Agreement subsequent to September 30, 1998.

  The Company recognized a net loss of $4.6 million for the nine months ended September 30, 1999 compared to a net loss of $3.3 million for the nine months ended September 30, 1998. After preferred dividends of $7.8 million, the Company recognized a net loss available to common stockholders of $12.4 million, or $2.79 per share, for the nine months ended September 30, 1999. After preferred dividends of $4.6 million, the Company recognized a net loss available to common stockholders of $7.9 million, or $1.96 per share, for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Through September 30, 1999, the Company has funded its activities primarily with the proceeds from private placements of its equity securities and borrowings under the Credit Agreement. The Company has experienced and expects to continue to experience substantial working capital requirements, primarily due to its active exploration and development programs. While the Company believes that the net proceeds from the initial public offering, cash flow from operations and borrowings under the Amended and Restated Credit Agreement should allow the Company to implement its present business strategy during 1999 and 2000, additional financing may be required in the future to fund its growth and exploration and development programs. In the event these capital resources are not available to the Company, the Company may have to curtail exploration and other activities or sell some of its assets on an untimely or unfavorable basis.

  Cash and cash equivalents increased $1.2 million from $2.2 million at December 31, 1998 to $3.4 million at September 30, 1999. The increase resulted from $15.4 million provided by operating activities and $53.0 million provided by financing activities, offset in part by $67.2 million used in investing activities.

OPERATING ACTIVITIES

  The Company intends to use cash flows from operations to fund a portion of its future acquisition, exploration and development activities. Net cash of $15.4 million provided by operating activities included $10.6 million provided by operations and $4.8 provided by working capital and other activities.

  Cash flow from operations will depend on the prices of natural gas and oil and on the Company's ability to increase production through its exploration and development drilling program. The Company currently sells most of its natural gas and oil production under price sensitive or market price contracts. To reduce exposure to fluctuations in natural gas and oil prices, the Company recently began to enter into hedging arrangements. However, these contracts also limit the benefits the Company would realize if prices increase. The Company has entered into the following collar arrangements covering the period beginning October 1, 1999. One MMBtu approximates one Mcf of gas.

                                             Gas Collars                                          Oil Collars
                        ---------------------------------------------------      -------------------------------------------
                           Average           Average            Average            Average        Average          Average
                            Daily             NYMEX              NYMEX              Daily          NYMEX            NYMEX
                            Volume            Floor             Ceiling            Volume          Floor           Ceiling
      Time Period          (MMBtu)         Price/MMBtu        Price/MMBtu           (Bbl)        Price/Bbl        Price/Bbl
---------------------   ------------     ---------------    ---------------      ----------    ------------     ------------
Fourth Quarter 1999           25,000               $2.93              $3.14             500          $20.23           $22.26
First Quarter 2000            25,000                2.86               3.06             500           19.28            21.35
Second Quarter 2000           25,000                2.40               2.60             500           18.48            20.58
Third Quarter 2000            25,000                2.36               2.57             500           17.90            20.01

  The average daily production rate at the end of September 1999 was approximately 55,000 Mcfe as compared to rates of 7,000 Mcfe at the end of September, 1998 and 34,000 Mcfe at the end of June, 1999.

  The increase in Accounts Receivable was primarily due to a $3.2 million increase in accrued oil and gas revenues. The increase in Other was primarily due to increased drilling advances of $0.9 million and increased deposits for offshore lease sales of $0.9 million as compared to balances at December 31, 1998.

INVESTING ACTIVITIES

  Net cash of $67.2 million used in investing activities during the first nine months of 1999 included net oil and gas property capital expenditures of $66.4 million and purchases of furniture and fixtures of $0.8 million.

  The 1999 - 2000 budget includes development costs that are contingent on the success of future exploratory drilling. The Company does not anticipate that budgeted leasehold acquisition activities will include the acquisition of producing properties. The Company does not anticipate any significant abandonment or dismantlement costs through 2000. The Company has capital expenditure plans totaling approximately $28 million during the remainder of 1999, primarily for exploratory drilling costs. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, natural gas and oil prices, industry conditions, decisions of operators and other industry owners and the prices of oilfield goods and services. The Company plans to fund the 1999 capital expenditures and a portion of 2000 capital expenditures through net proceeds from the offering and cash flows from operations. The Company expects to use cash generated from operations to fund the remaining portion of 2000 exploration and development activities not funded from the proceeds of the initial public offering.

FINANCING ACTIVITIES

  Net cash of $53.0 million was provided from borrowings under the Credit Agreement during the first nine months of 1999. In September 1998, the Company entered into the $85.0 million Credit Agreement with Credit Suisse First Boston, New York Branch, Bank of Montreal and Bank of America, N.A. (formerly NationsBank, N.A.). Simultaneously with the completion of the initial public offering, the Company retired all outstanding borrowings under the Credit Agreement, which were $72.0 million as of October 4, 1999.

  On October 29, 1999, the Company amended and restated the original Credit Agreement. The $25.0 million Amended and Restated 364-Day Credit Agreement among the Company, Bank of Montreal and Credit Suisse First Boston matures on October 28, 2000. The Company may borrow only up to the borrowing base, which is $16.0 million as of October 29, 1999. On a semi-annual basis, the Company's proved reserves are required to be evaluated to re-determine the borrowing base. The Amended and Restated Credit Agreement contains covenants and restrictive provisions, including the following limitations, subject to some exceptions, where the Company:

 . may not incur any other indebtedness from borrowings, except for indebtedness of up to $1 million and indebtedness owed to guarantors of the Amended and Restated Credit Agreement;

 . may not incur any liens upon properties or assets other than permitted liens securing indebtedness of up to $1 million, pledges or deposits to secure hedging agreements up to $5 million and other liens in the ordinary course of business;

 . may not enter into any amalgamation or merger unless it is the survivor and no default exists;

 .  may not dispose of all or substantially all property, business or assets;

 . may not dispose of any properties valued in the borrowing base except obsolete equipment, inventory sold in the ordinary course of business, some interests in natural gas and oil properties included in the borrowing base in an aggregate amount not to exceed $500,000 between the borrowing base determination and non-proved reserves;

 . may not make or pay any dividend, distribution or payment in respect of capital stock nor purchase, redeem, retire, or permit any reduction or retirement of capital stock, except for certain exceptions on the Series A Convertible Preferred Stock;

 . must maintain the ratio of consolidated current assets as of the end of each fiscal quarter to consolidated current liabilities other than debt under the Amended and Restated Credit Agreement as of the end of such fiscal quarter so that it is not less than 1.00 to 1.00;

 . may not enter into any hedging agreement unless the Company meets specified requirements including limits on the aggregate amounts maturing in any month under any floor hedging contracts and under any forward sales transactions.

YEAR 2000 COMPLIANCE

  The "Year 2000" issue is a general term used to refer to the business implications of the arrival of the new millennium. In simple terms, on January 1, 2000, all computer hardware and software systems that use the two-digit year convention could fail completely or create erroneous data as a result of the system failing to recognize the two digit internal date "00" as representing the Year 2000.

State of Readiness

  The Company was formed recently and is engaged solely in the exploration, development and production of natural gas and oil. The Company's computer hardware and software systems were recently acquired. Based upon the Company's analysis, evaluations and written communications from vendors and licensors of financial and seismic interpretation software, it does not believe that any equipment or programming modifications are necessary and that these systems are or are expected to be Year 2000 compliant. Additionally, the Company has assessed other less critical information technology systems and believes they are compliant. The Company does not believe that the risks of system malfunction resulting from the interrelationship of its systems with those of customers, suppliers and contractors are significant. The Year 2000 issue affects customers, the suppliers of 3-D seismic data and other third parties with whom the Company does business. The Company has investigated how the Year 2000 issue will affect computer systems controlling pipelines and distribution facilities with which it directly or indirectly connect and the availability of 3-D seismic data. The Company either has received or is in the process of receiving written documentation from these third parties regarding their Year 2000 readiness and issues. The Company has also reviewed publicly available information, if any, as to whether their systems are Year 2000 compliant. The Company completed its Year 2000 assessments prior to September 30, 1999; however, it plans to continue reviewing the Year 2000 issue on an on-going basis throughout 1999.

Costs to Address Year 2000 Issues

  Costs directly related to assessing Year 2000 issues through September 30, 1999 are less than $100,000 and have been expensed. The Company does not expect to incur significant additional costs related to Year 2000 compliance during the remainder of 1999. These estimated costs are based on management's best estimates; however, there is no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

Year 2000 Risk Factors

  The Company cannot provide assurance that its internal operations do not have any material issues with respect to Year 2000 compliance. In addition, the Company may not properly identify all potential problems or all potentially affected systems or remedy all problems in its systems. The Company has no means of ensuring that third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company's results of operations and cash flows. The effect of non-compliance by third parties is not determinable. The most reasonably likely "worst case" impacts would be: impairment of the Company's ability to deliver production to, or receive payment from, third parties gathering and/or purchasing its production from affected facilities; impairment of the ability of third-party suppliers or service companies to provide needed materials or services to the Company's planned or ongoing operations, necessitating deferral or shut-in of exploration, development or production operations; impairment of the Company's ability to receive and process 3-D seismic data, which would hinder its ability to generate and drill exploratory prospects; and the Company's inability to execute financial transactions with banks or other third parties whose systems fail or malfunction.

Contingency Plans

  The Company has investigated alternatives to computer hardware and software and has determined that no commercially reasonable alternatives exist. Therefore, the Company has been unable to develop a contingency plan other than working with computer hardware and software vendors to remedy any Year 2000-related problems as quickly as possible.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  The Company is exposed to changes in interest rates. Changes in interest rates affect the interest earned on the Company's cash and cash equivalents and the interest rate paid on borrowings under the Credit Agreement. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Commodity Price Risk

  The Company's revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow and raise additional capital. The amount the Company can borrow under its credit facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. The Company currently sells most of its natural gas and oil production under price sensitive or market price contracts. To reduce exposure to fluctuations in natural gas and oil prices, the Company recently began to enter into hedging arrangements.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  During the three months ended September 30, 1999, the Company issued 12,500 shares of common stock to PGS and 12,500 shares of common stock to Warburg in consideration for providing guarantees under the original Credit Agreement for the third quarter of 1999. These transactions were accounted for at the fair value of the guarantees provided, or $0.3 million, and were made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by the issuer not involving a public offering.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.4.1 Amended and Restated 364-Day Credit Agreement dated as of October 29, 1999 among Spinnaker Exploration Company, L.L.C., as borrower and certain financial institutions, as lenders, Bank of Montreal, as administrative agent and Credit Suisse First Boston, as documentation agent.

     27      Financial Data Schedule.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPINNAKER EXPLORATION COMPANY


Date:      November 12, 1999           By:     /s/  JAMES M. ALEXANDER
        ----------------------             -----------------------------------
                                                  James M. Alexander
                                           Vice President, Chief Financial
                                                Officer and Secretary


Date:      November 12, 1999           By:      /s/  JEFFREY C. ZARUBA
        ----------------------             -----------------------------------
                                                   Jeffrey C. Zaruba
                                                       Treasurer

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                     Description
       ------                     -----------

       10.4.1 Amended and Restated 364-Day Credit Agreement dated as of October 29, 1999 among Spinnaker Exploration Company, L.L.C., as borrower and certain financial institutions, as lenders, Bank of Montreal, as administrative agent and Credit Suisse First Boston, as documentation agent.

       27      Financial Data Schedule.