Form 10-K405
period 1999-12-31
SPINNAKER EXPLORATION CO
filed 2000-03-03
CIK 1089697

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 31, 1999.

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from          to         .

                       Commission file number 000-27473

                               ----------------

                         SPINNAKER EXPLORATION COMPANY
            (Exact name of registrant as specified in its charter)

              Delaware                                 76-0560101
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


                                                          77002
    1200 Smith Street, Suite 800                       (Zip Code)
           Houston, Texas
   (Address of principal executive
              offices)

                                (713) 759-1770
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
            Title of each class                          which registered
            -------------------                      ------------------------
       Common Stock, $0.01 Par Value                  The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 1, 2000 was approximately $131,060,000.

  The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, on March 1, 2000 was 20,409,936.

  Parts of the following document are incorporated by reference to Part III of this Form 10-K Report: Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         TABLE OF CONTENTS TO FORM 10-K

                                                                          Page
                                                                          ----

                                     PART I

Item 1.Business..........................................................   1
Item 2.Properties........................................................  22
Item 3.Legal Proceedings.................................................  25
Item 4.Submission of Matters to a Vote of Security Holders...............  25

                                    PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................  25
Item 6.Selected Financial Data...........................................  26
Item 7.Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  28
Item 7A.Quantitative and Qualitative Disclosures About Market Risk.......  32
Item 8.Financial Statements and Supplementary Data.......................  33
Item 9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................  33

                                    PART III

Item 10.Directors and Executive Officers of the Registrant...............  33
Item 11.Executive Compensation...........................................  33
Item 12.Security Ownership of Certain Beneficial Owners and Management...  33
Item 13.Certain Relationships and Related Transactions...................  33

                                    PART IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form
 8-K.....................................................................  34

Signatures...............................................................  35

                  Forward-Looking Statements and Assumptions

  Some of the information in this Annual Report on Form 10-K, including information incorporated by reference, contains forward-looking statements. These statements express, or are based on, the Company's expectations about future events. These include such matters as:

  . the Company's financial position;

  . business strategy;

  . budgets;

  . amount, nature and timing of capital expenditures;

  . drilling of wells;

  . natural gas and oil reserves;

  . timing and amount of future production of natural gas and oil;

  . operating costs and other expenses;

  . cash flow and anticipated liquidity;

  . prospect development and property acquisitions; and

  . marketing of natural gas and oil.

  There are many factors that could cause these forward-looking statements to be incorrect, including, but not limited to, the risks described under "Risk Factors" in "Item 1. Business." These factors include, among others:

  . the risks associated with exploration;

  . the ability to find, acquire, market, develop and produce new properties;

  . natural gas and oil price volatility;

  . uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;

  . operating hazards attendant to the natural gas and oil business;

  . downhole drilling and completion risks that are generally not recoverable from third parties or insurance;

  . potential mechanical failure or under-performance of significant wells;

  . climatic conditions;

  . availability and cost of material and equipment;

  . delays in anticipated start-up dates;

  . actions or inactions of third-party operators of the Company's properties;

  . the ability to find and retain skilled personnel;

  . availability of capital;

  . the strength and financial resources of competitors;

  . regulatory developments;

  . environmental risks and;

  . general economic conditions.

  When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Form 10-K. The forward-looking statements speak only as of the date made.

                                    PART I

Item 1. Business

  Spinnaker Exploration Company has provided definitions for some of the natural gas and oil industry terms used in this report in the "Glossary of Natural Gas and Oil Terms" at the end of this Item 1.

General

  Spinnaker Exploration Company ("Spinnaker" or the "Company") is an independent energy company engaged in the exploration, development and production of natural gas and oil in the U.S. Gulf of Mexico ("Gulf of Mexico"). The Company has license rights to approximately 7,000 blocks of mostly contiguous, recent vintage 3-D seismic data in the Gulf of Mexico, including approximately 5,300 blocks from its 3-D seismic data agreement ("Data Agreement") with Petroleum Geo-Services ASA ("PGS"). This database covers an area of approximately 31 million acres, which the Company believes is one of the largest recent vintage 3-D seismic databases of any independent exploration and production company in the Gulf of Mexico. The Company considers recent vintage 3-D seismic data to be data that was generated in the 1990s. The Company has a leasehold interest in approximately 145 tracts located in Texas state and federal waters. These tracts are of various sizes and currently total approximately 497,000 gross and 192,000 net acres. The Company believes that regional 3-D seismic analysis allows it to create a large inventory of high-quality prospects and provides the opportunity to enhance its exploration success. The Company also believes the license rights to large quantities of high-quality seismic data and management and technical staff are important factors for current and future success.

  Spinnaker's chief executive officer, PGS and Warburg, Pincus Ventures, L.P. ("Warburg") formed Spinnaker in December 1996. PGS, a leader in acquiring 3-D seismic data, received most of its equity ownership in Spinnaker in exchange for providing the Company with access to its inventory of 3-D seismic data covering a substantial portion of the natural gas and oil producing area of the Gulf of Mexico. The Company plans to continue to grow its inventory of 3-D seismic data through its Data Agreement with PGS and through acquisitions of 3-D seismic data from other seismic data vendors.

  Since inception through December 31, 1999, the Company participated in drilling 31 exploratory wells in the Gulf of Mexico, with 21 of these wells being completed as discoveries. As of December 31, 1999, Ryder Scott Company, L.P. estimated the Company's net proved reserves at approximately 104.5 Bcfe, 86% of which was natural gas, representing an increase of approximately 94% over estimated net proved reserves of 53.8 Bcfe at December 31, 1998. Daily production has increased from approximately 8,000 Mcfe at December 31, 1998 to approximately 53,000 Mcfe at December 31, 1999. Within its current inventory of approximately 145 leases, the Company has identified approximately 75 exploratory prospects and leads. The Company expects to drill 20 or more of these prospects during 2000. Based on 3-D seismic analysis on blocks where it currently has no leasehold interest, the Company also has identified approximately 150 additional leads that may result in additional prospects. The capital expenditure budget for 2000 includes approximately $115 million for exploration, development, leasehold acquisitions and other capital expenditures.

  On September 28, 1999, the Company priced its initial public offering of 8,000,000 shares of common stock, par value $0.01 per share ("Common Stock"). After payment of underwriting discounts and commissions, the Company received net proceeds of $108.7 million on October 4, 1999. With a portion of the proceeds, the Company retired all then outstanding debt of $72.0 million. The Company is using the remaining net proceeds after offering costs to fund exploration and development activities. In connection with the initial public offering, the Company converted all outstanding Series A Convertible Preferred Stock, par value $0.01 per share ("Preferred Stock"), into shares of Common Stock, and certain shareholders reinvested preferred dividends payable of $16.3 million into shares of Common Stock.

Business Strategy

  Spinnaker's goals are to expand its reserve base, cash flow and net income and to generate an attractive return on capital. The Company emphasizes the following elements in its strategy to achieve these goals:

  . Focus on the Gulf of Mexico

  . Maintain a large database of 3-D seismic data

  . Employ a rigorous prospect selection process

  . Emphasize technical expertise

  . Sustain a balanced, diversified exploration effort.

  Focus on the Gulf of Mexico. Spinnaker has chosen to assemble a large 3-D seismic database and focus its exploration activities in the Gulf of Mexico because it believes this area represents one of the most attractive exploration regions in North America. The Gulf of Mexico has the following characteristics which make it attractive to exploration and production companies:

  . Prolific exploration and production history

  . Open access to acreage

  . Substantial existing oilfield service and pipeline infrastructure

  . Attractive taxation and royalty rates

  . Relatively high-productivity wells

  . Geographic proximity to well-developed markets for natural gas and oil

  . Geologic diversity that offers a variety of exploration opportunities.

  The Company also believes its geographic focus provides an excellent opportunity to develop and maintain competitive advantages through the combination of its 3-D seismic database, regional exploration and operating expertise, and joint venture relationships.

  Maintain a large database of 3-D seismic data. Spinnaker believes its large database of 3-D seismic data allows it to generate high-quality exploratory prospects. The Company believes the 3-D seismic data received from PGS will continue to serve as the foundation for its exploration program. The Company also intends to supplement that data with 3-D seismic data acquisitions from other seismic data vendors. In addition to data acquisitions made directly by Spinnaker, the Company expects to continue to enter into joint ventures with other companies to share the costs of data acquisitions and exploratory drilling.

  Employ a rigorous prospect selection process. Spinnaker uses its large inventory of contiguous areas of 3-D seismic data to select prospects by tying regional 3-D seismic analysis to actual drilling results. Through this process, the Company enhances its understanding of the geology before selecting prospects and increases the probability of accurately identifying hydrocarbon-bearing zones.

  Emphasize technical expertise. Spinnaker's 10 explorationists have an average of approximately 20 years experience in exploration in the Gulf of Mexico. In its efforts to attract and retain explorationists, the Company offers an entrepreneurial culture, an extensive 3-D seismic database, state-of-the-art computer-aided exploration technology and other technical tools. All of the explorationists have purchased equity in Spinnaker.

  As Spinnaker matures, it is moving towards retaining larger working interests in prospects located in water depths of less than 2,000 feet. The combination of larger working interests and its technical expertise should allow the Company to act as the operator for an increasing number of these prospects, providing more control of costs, the timing and amount of capital expenditures, and the selection of technology.

  Sustain a balanced, diversified exploration effort. Spinnaker believes that its exploration approach results in portfolio balance and diversity among:

  . shallow water, or water depths of less than 600 feet, and deep water prospects;

  . shallow drilling depth, or drilling depths of less than 12,000 feet, and deep drilling depth prospects; and

  . lower-risk, lower-potential prospects and higher-risk, higher-potential prospects.

  Spinnaker has used joint ventures to help diversify its exploration activities. The Company's 3-D seismic data's broad coverage of the Gulf of Mexico allows it to participate in a variety of geologically diverse exploration opportunities and create a diversified prospect portfolio. The Company intends to manage its exposure in deep water exploration activities by focusing on prospects where commercial feasibility of the prospect can be evaluated with one or two wells and where it believes 3-D seismic analysis provides attractive risk/reward benefits. The Company also strives to diversify its exploration efforts by seeking to limit the budgeted amount of the dry hole costs of the first exploratory well, including any planned sidetracks, on any one prospect to less than 10% of the annual capital budget.

  The Company believes that maintaining continuity in its exploration activity during all phases of the commodity price cycles is an important element to balance and diversification. By positioning the Company to continue exploring during periods of low natural gas and oil prices, it potentially can take advantage of reduced competition for prospects and lower drilling and other oilfield service costs.

PGS Data Agreement

  The Company originally entered into the Data Agreement as of December 20, 1996. The Company amended the Data Agreement as of January 6, 1998 when it converted from a limited liability company to a corporation. The Company amended the Data Agreement again as of June 30, 1999 to modify the amount, type and geographic coverage of the data and related information made available to the Company. In connection with the second amendment, the Company issued 1,000,000 shares of Common Stock to PGS. The following summary discusses material provisions of the Data Agreement and is qualified by reference to the exhibit incorporated by reference in this Form 10-K.

 Data Covered by the Data Agreement

  Subject to the exceptions discussed below, the Company is entitled to receive and use all of the standard and enhanced multi-client 3-D seismic data covering the Gulf of Mexico, including its bays, channels, tributaries, estuaries and transition zones that PGS acquires or processes for itself prior to March 31, 2002 or is in the process of acquiring or processing as of that date. However, PGS is not obligated under its agreement to acquire any further data of any kind. The Company is also entitled to enhanced data processed by third parties if PGS retains a material royalty or similar interest in that data.

  As part of its business activities, PGS acquires both proprietary and multi-client marine seismic data. When PGS acquires proprietary data, it does so on an exclusive contractual basis for its customers. In this case, PGS simply provides acquisition services. When PGS acquires multi-client data, however, it owns the data itself and transfers the possession and use of copies of this data to the industry at large. The Company is entitled to receive only multi-client data from PGS.

  Standard data is the basic 3-D, time-migrated seismic data, and dragged array and vertical cable data as now provided as the standard product to PGS' 3-D seismic survey customers. Enhanced data is data created through additional computer processing of PGS' standard data. Enhanced data includes processed data referred to as pre-stack depth migrated data, 3-D amplitude versus offset processing and refined pre-stack time migrated data. The Company has license rights to approximately 4,400 blocks of standard data and 845 blocks of enhanced data under the Data Agreement.

  PGS acquires an advanced form of 3-D marine seismic data, sometimes referred to as multi-component data, that requires the simultaneous recording of information with instruments located on the ocean floor and instruments dragged behind a marine seismic vessel. The Company is entitled to select for its use up to 60 blocks of multi-component data that PGS acquires, if any, prior to March 31, 2002 or is in the process of acquiring as of that date. The Company must select multi-component data in groups of blocks which are all contiguous on at least one side and which include at least five blocks.

  PGS markets Gulf of Mexico seismic data through seismic data marketing vendors. The Company has entered into agreements with some of these marketing vendors which modify, to some extent, the Company's rights under the Data Agreement. Material modifications of its rights resulting from these agreements are noted below. If PGS enters into a marketing agreement with a new party, then PGS has agreed to use good faith efforts to obtain the consent of the new party to the Company's rights under the Data Agreement. If PGS does not obtain the consent of this new party, however, then the Company may not be entitled to the future data of PGS that is marketed by that party. A majority of the data the Company has received is subject to agreements with marketing vendors.

 Rights to Use the Data

  The Company may use the data received under the Data Agreement as follows:

  . for its internal needs, including using the data in connection with the drilling of wells or the acquiring of interests in natural gas or oil properties;

  . make maps and other work products from the data;

  . make the data and work product available to the Company's consultants and contractors for interpretation, analysis, evaluation, mapping and additional processing; provided that the data and work product, other than maps, may not be removed from its premises and must be held in confidence by those individuals; and

  . show data and work products to prospective and existing investors and participants in farm-outs and exploration or development groups for the sole purpose of evaluating their participation in such ventures; provided that the data and work product, other than maps, may not be removed from its premises and must be held in confidence by those individuals.

  The Data Agreement provides that the Company's rights to use data are perpetual subject to the termination provisions discussed below. However, its related agreements with PGS' marketing vendors provide that its rights terminate automatically after 25 years. The data received by the Company under the Data Agreement remains the property of PGS subject to the rights granted to the Company in the Data Agreement.

 Restrictions on Transfer and Assignment

  The Company has the limited right to transfer a copy of standard or enhanced data to a qualified transferee. A qualified transferee is a party with which the Company has entered into a joint venture or other contractual arrangement with respect to the property relating to the copied data. A qualified transferee must have substantial business interests other than this joint venture or contractual relationship, must not have been formed to acquire the copied data and must have executed a customary license agreement with PGS or one of its vendors. A transfer of a copy of standard data together with the related enhanced data covering one block counts as the transfer of 1.5 blocks. The Company may transfer copies only up to an aggregate of 568.6 blocks. The Company must transfer copies of data in groups of blocks that are contiguous on at least one side and which include at least 20 blocks.

  The Company may assign its rights under the Data Agreement, directly or by merger, to a successor to all or substantially all of its business or assets or the business or assets of Spinnaker Exploration Company, L.L.C., the Company's principal subsidiary, as long as the successor is not a PGS competitor. A PGS competitor is a company that provides 3-D marine seismic data in the Gulf of Mexico as a significant part of its business or an affiliate of such company. If the successor to the Company's business or assets is not a PGS major customer, then that successor may in turn transfer the rights under the Data Agreement to a successor of all of its business or assets as long as that successor is not a PGS competitor. A PGS major customer is a customer that has purchased from PGS products and services at least equal to 7.5% of PGS' prior twelve months gross receipts for all seismic data sales and related services in the Gulf of Mexico or an affiliate of that customer. No other transfers of its rights under the Data Agreement by the Company or its successors are permitted. In addition, one of the Company's agreements with a PGS marketing vendor provides that it may not assign its rights to PGS data marketed by that vendor without the consent of that vendor.

 Termination Events

  PGS may terminate substantially all of the Company's rights under the Data Agreement by giving notice after any of the following events:

  . the Company transfers data or its rights under the Data Agreement in violation of the Data Agreement;

  . a PGS competitor acquires control of the Company or its principal subsidiary;

  . a PGS major customer acquires control of the Company or its principal subsidiary after another PGS major customer has previously acquired control of the Company or its principal subsidiary;

  . the Company knowingly breaches one of the provisions of the Data
    Agreement relating to the use, transfer or disclosure of the data and the breach results in significant damages to PGS;

  . the Company unknowingly breaches one of these provisions of the Data
    Agreement, the breach results in significant damages to PGS and the Company fails to diligently prevent a subsequent breach after it receives notice of the first breach;

  . the Company commits a material breach of one of the other provisions of the Data Agreement and fails to remedy the breach within 90 days after notice to the Company; or

  . the Company commences a voluntary bankruptcy or similar proceeding, or an involuntary bankruptcy or similar proceeding is commenced against the Company and remains un-dismissed for 30 days.

 Non-Compete

  PGS has agreed that it will not disclose data covering the majority of the blocks in any survey in the Gulf of Mexico that is marketed by PGS as a single survey in exchange for interests in any natural gas or oil property or natural gas and oil company. This restriction terminates on March 31, 2002.

 Additional Services

  Under the Data Agreement, the Company has access to 3-D seismic data to March 31, 2003 through the proprietary high technology data archival and retrieval system of PGS Data Management Inc., a subsidiary of PGS.

  The Company has agreed to purchase $2,000,000 of seismic-related services from PGS prior to December 31, 2002. The Company paid to PGS approximately $59,000, $122,000 and $318,000 in 1997, 1998 and 1999, respectively, for seismic-related services.

 Limitation of Liability

  The aggregate liability of PGS under the Data Agreement for all claims made by the Company is limited to $45,000,000. The Company's liability for claims made against it by PGS under the Data Agreement is not limited.

Use of Computer-Aided Exploration Technology

  Computer-aided exploration is the process of using a computer workstation and common database to accumulate and analyze seismic, production and other data regarding a geographic area. In general, computer-aided exploration involves accumulating various 2-D and 3-D seismic data with respect to a potential drilling location and correlating that data with historical well control and production data from similar properties. The available data is then analyzed using computer software and modeling techniques to project the likely geologic setting of a potential drilling location and potential locations of undiscovered natural gas and oil reserves. This process relies on a comparison of actual data for the potential drilling location and historical data for the density and sonic characteristics of different types of rock formations, hydrocarbons and other subsurface minerals, resulting in a projected three-dimensional image of the subsurface. This modeling is performed through the use of advanced interactive computer workstations and various combinations of available computer software developed solely for this application.

  The Company has invested extensively in the advanced computer hardware and software necessary for 3-D seismic exploration. The Company currently has 15 workstations in-house to analyze seismic data. The Company's explorationists can access a diverse software tool kit including modeling, mapping, well path description, time slice analysis, pre- and post-stack seismic processing, synthetic generation, fluid replacement studies and seismic attribute analyses. Additionally, the Company has invested in direct-link telecommunications technology that provides disk-to-disk downloading of data volumes directly from PGS that allows very rapid loading on the Company's in-house storage. This capability has benefited the Company when new data sets are made available only a short time prior to state and federal lease sales.

Joint Ventures with Gulf of Mexico Partners

 Early Joint Venture Agreements

  The Company has entered into a number of joint ventures with several companies operating in the Gulf of Mexico. In early joint venture agreements, in return for access to 3-D seismic data and exploration expertise, joint venture partners provided the Company with established Gulf of Mexico exploration and operating track records, as well as capital. The joint venture partners typically acted as operator, which freed the Company to concentrate on exploring for new prospects.

  Each of the early joint venture agreements established an area of mutual interest covering blocks in the Gulf of Mexico for the purpose of jointly evaluating 3-D seismic data, securing leasehold interests, evaluating natural gas and oil prospects and drilling on those prospects. If either party acquires an interest in any natural gas and oil lease in the area of mutual interest, the other party may acquire a specific percentage ownership interest in that lease. The Company's percentage ownership interest ranges from 25% to 65%. The joint venture partners are entitled to serve as the operator for any acquired lease that is not operated by a third party.

  Through the Data Agreement, the Company has rights to 3-D seismic data covering substantially all of the areas of mutual interest established by these joint venture agreements. The Company has licensed or provided access to this data to the joint venture partners. In return, the joint venture partners must reimburse the Company for a portion of the value of this data.

  As of December 31, 1999, five of these joint venture agreements were active with expiration dates between February and July 2000.

 Recent Joint Venture Agreements

  As the Company matures, it intends to enter new joint ventures in order to leverage the 3-D seismic database into access to additional data and new opportunities; share data, risks and expenses; and gain access to expertise in water depths greater than 2,000 feet. The following is a description of two agreements which represent examples of the first two joint venture benefits described above.

  In January 1999, the Company entered into related participation agreements with two companies. These agreements establish an identical area of mutual interest covering approximately 1,000 blocks in the Gulf of Mexico for the purpose of evaluating 3-D seismic data, securing leases, evaluating natural gas and oil prospects and drilling on those prospects.

  In January 1999, the Company also entered into an agreement with TGS-NOPEC Geophysical Company to purchase licensing rights to data covering 435 of the blocks in the 1,000-block area of mutual interest. The Company has rights to approximately 455 additional blocks of data in this area of mutual interest under the Data Agreement. Each of the participation agreements provides the joint venture partners with access rights to all of the Company's data covering the area of mutual interest. In return, each of the joint venture partners has agreed to reimburse the Company, at 50% each, for its costs to acquire licensing rights to the data covering the 435 blocks described above.

  The Company is responsible for evaluating the 3-D seismic data and identifying prospects for exploration, development and production activities within the area of mutual interest. If the Company acquires a leasehold interest in any of the blocks in the area of mutual interest, one of the joint venture partners can acquire a 25% interest and the other joint venture partner can acquire up to a 25% interest in the Company's leasehold interest. The Company generally will serve as the operator of any leases that are not operated by third parties. The parties share exploration, development and production costs based on their respective ownership interests.

  One of the agreements requires the Company to allow the joint venture partner to participate in any leasehold interest that the Company acquires in the area of mutual interest, but does not give the Company a similar right. The other agreement provides that each party can acquire a specific ownership interest in any leasehold interest acquired by the other party in the area of mutual interest.

  Both of the participation agreements terminate in April 2002, except that each of the joint venture partners may extend its agreement for one year upon payment of a $500,000 fee. The agreements also will be extended for a period of two years for any prospects identified at the end of the term.

Marketing

  Most of the Company's natural gas and oil production is sold under price sensitive or market price contracts. Revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. The price received by the Company for its natural gas and oil production fluctuates widely. For example, natural gas and oil prices declined significantly in 1998 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this fluctuation are the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in natural gas and oil producing regions, the domestic and foreign supply of natural gas and oil, the price of foreign imports and overall economic conditions.

  Decreases in the prices of natural gas and oil could adversely affect the carrying value of proved reserves and revenues, profitability and cash flow. Although the Company is not currently experiencing any significant involuntary curtailment of natural gas or oil production, market, economic and regulatory factors may in the future materially affect its ability to sell natural gas or oil production. For the year ended December 31, 1999, sales to Columbia Energy Services ("Columbia") were 68% and sales to Cokinos Energy Corporation ("Cokinos") were 32% of the Company's natural gas and oil revenues. For the years ended December 31, 1998 and 1997, sales to Cokinos were 100% of the Company's natural gas and oil revenues.

  Currently, all of the Company's natural gas production is sold at current market prices to Columbia. Columbia generally is not required to pay the Company for production until approximately 30 to 60 days after delivery of the production. As a result, if Columbia were to default on its payment obligations to the Company for its production, near-term earnings and cash flows would be adversely affected. However, due to the availability of other markets and pipeline connections, the Company does not believe that the loss of Columbia or any other customer would adversely affect its ability to market production.

  To reduce exposure to fluctuations in the prices of natural gas and oil, the Company has entered into hedging arrangements. Hedging arrangements expose the Company to risk of financial loss when production is less than expected, when the other party to the hedging contract defaults on its contract obligations or when there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. In addition, these hedging arrangements may limit the benefit the Company would receive from increases in the prices for natural gas and oil. The Company cannot provide assurance that the hedging transactions it has entered into, or may enter into, will adequately protect it from fluctuations in the prices of natural gas and oil.

  On the other hand, the Company may choose not to engage in hedging transactions in the future. As a result, the Company may be more adversely affected by changes in natural gas and oil prices than its competitors which engage in hedging transactions. For further information concerning hedging transactions, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Competition

  The Company competes with major and independent natural gas and oil companies for property acquisitions. The Company also competes for the equipment and labor required to operate and develop these properties. Most of the Company's competitors have substantially greater financial and other resources. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than the Company can, which would adversely affect its competitive position. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company can. The Company's ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend upon its ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of the Company's competitors have been operating in the Gulf of Mexico for a much longer time than the Company has and have demonstrated the ability to operate through industry cycles.

Regulation

 Federal Regulation of Sales and Transportation of Natural Gas

  Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC"). In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of natural gas sales by producers began with the enactment of the Natural Gas Policy Act of 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining Natural Gas Act of 1938 and Natural Gas Policy Act of 1978 price and non-price controls affecting producer sales of natural gas effective January 1, 1993. Congress could, however, re-enact price controls in the future.

  The Company's sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal regulation. Commencing in April 1992, the FERC issued Order No. 636 and a series of related orders, which required interstate pipelines to provide open-access transportation on a basis that is equal for all natural gas suppliers. The FERC has stated that it intends for Order No. 636 and its future restructuring activities to foster increased competition within all phases of the natural gas industry. Although Order No. 636 does not directly regulate the Company's production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how the Company and its competitors sell natural gas in the marketplace. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although some appeals remain pending and the FERC continues to review and modify its regulations regarding the transportation of natural gas. For example, the FERC recently issued Order No. 637 which, among other things, (i) lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for short-term releases of pipeline capacity of less than one year, (ii) permits pipelines to charge different maximum cost-based rates for peak and off-peak periods, (iii) encourages, but does not mandate, auctions for pipeline capacity, (iv) requires pipelines to implement imbalance management services, (v) restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders, and (vi) implements a number of new pipeline reporting requirements. Order No. 637 also requires the FERC Staff to analyze whether the FERC should implement additional fundamental policy changes, including, among other things, whether to pursue performance-based ratemaking or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. In addition, the FERC recently implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities and has issued a policy statement, which it largely affirmed in a recent order on rehearing, establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates based solely on the costs associated with such new pipeline facilities. The Company cannot predict what further action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that any action taken will affect it in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

  The Outer Continental Shelf Lands Act ("OCSLA") requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the Outer Continental Shelf.

  Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

 Federal Leases

  A substantial portion of the Company's operations is located on federal natural gas and oil leases, which are administered by the Minerals Management Service ("MMS"). Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act which are subject to interpretation and change by the MMS. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the Outer Continental Shelf, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. The Company currently has two supplemental bonds in place. Under some circumstances, the MMS may require any of the Company's operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect the Company's financial condition and results of operations.

  The MMS recently issued a proposal to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for non-arm's-length crude oil transactions, establish a new form for collecting value differential data and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter. The Company believes that these rules, if adopted as proposed, will not have a material impact on its financial condition, liquidity or results of operations.

 State and Local Regulation of Drilling and Production

  The Company owns interests in properties located in the state waters of the Gulf of Mexico offshore Texas and Louisiana and occasionally may conduct operations in the state waters offshore Mississippi. These states regulate drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of natural gas and oil properties and establishment of maximum rates of production from natural gas and oil wells. Some states prorate production to the market demand for natural gas and oil.

 Oil Price Controls and Transportation Rates

  Sales of crude oil, condensate and natural gas liquids by the Company are not currently regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products are dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. Certain regulations implemented by the FERC in recent years could result in an increase in the cost of transportation service on certain petroleum products pipelines. However, the Company does not believe that these regulations affect it any differently than other natural gas producers, gatherers and marketers.

 Environmental Regulations

  The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. Offshore drilling in some areas has been opposed by environmental groups and, in some areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental protection requirements that result in increased costs to the natural gas and oil industry in general and the offshore drilling industry in particular, the Company's business and prospects could be adversely affected.

  The Oil Pollution Act of 1990 ("OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75.0 million in other damages. Few defenses exist to the liability imposed by the OPA.

  The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, the OPA requires parties responsible for offshore facilities to provide financial assurance in the amount of $35.0 million to cover potential OPA liabilities. This amount can be increased up to $150.0 million if a study by the MMS indicates that an amount higher than $35.0 million should be required. On August 11, 1998, the MMS adopted a rule implementing these OPA financial responsibility requirements. The Company is in compliance with this new rule.

  The OPA also imposes other requirements, such as the preparation of an oil spill contingency plan. The Company has such a plan in place. The Company is also regulated by the Clean Water Act and similar state laws. The Clean Water Act prohibits any discharge into waters of the United States except in strict conformance with permits issued by federal and state agencies. Failure to comply with the ongoing requirements of these laws or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

  In addition, the OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution.

  The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

  The Company's operations are also subject to regulation of air emissions under the Clean Air Act, comparable state and local requirements and the OCSLA. Implementation of these laws could lead to the gradual imposition of new air pollution control requirements on the Company's operations. Therefore, the Company may incur capital expenditures over the next several years to upgrade its air pollution control equipment. The Company does not believe that its operations would be materially affected by any such requirements, nor does the Company expect such requirements to be any more burdensome to it than to other companies of its size involved in natural gas and oil exploration and production activities.

  In addition, legislation has been proposed in Congress from time to time that would reclassify some natural gas and oil exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If Congress were to enact this legislation, it could increase the Company's operating costs, as well as those of the natural gas and oil industry in general. Initiatives to further regulate the disposal of natural gas and oil wastes are also pending in some states, and these various initiatives could have a similar impact on the Company.

  Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

Operating Hazards and Insurance

  The natural gas and oil business involves a variety of operating risks, including fires, explosions, blow-outs and surface cratering, uncontrollable flows of underground natural gas, oil and formation water, natural disasters, pipe or cement failures, casing collapses, embedded oil field drilling and service tools, abnormally pressured formations and environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases. If any of these events occur, the Company could incur substantial losses as a result of injury or loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties, suspension of the Company's operations and repairs to resume operations. If the Company experiences any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, which could adversely affect its ability to conduct operations.

  Offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions, and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, the Company could incur substantial liabilities that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in loss of properties.

  In accordance with industry practice, the Company maintains insurance against some, but not all, potential risks and losses. The Company does not carry business interruption insurance. For some risks, the Company may not obtain insurance if it believes the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect the Company.

Employees

  At December 31, 1999, the Company had 35 full-time employees. The Company believes that its relationships with the employees are satisfactory. None of the Company's employees is covered by a collective bargaining agreement. From time to time, the Company uses the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site surveillance, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for the Company, including pumping, maintenance, dispatching, inspection and testing.

Risk Factors

  In addition to the other information set forth elsewhere in this Form 10-K, you should carefully consider the following factors when evaluating Spinnaker.

Because the Company has a limited operating history and has incurred losses from operations since its formation, future operating results are difficult to forecast. The Company's failure to achieve or sustain profitability in the future could adversely affect the market price of the Company's Common Stock.

  The Company was formed in December 1996 and, as a result, has a limited operating history. The Company's limited operating history and the unpredictable results of its exploration and development strategy make it difficult to forecast operating results. In addition, the Company has incurred losses from operations each year since its formation. Its failure to achieve or sustain profitability in the future could adversely affect the market price of the Company's Common Stock.

  You should consider the limited historical financial and operating information available on which to base an evaluation of the Company's performance. In addition, because the Company is less experienced and has fewer financial resources than many companies in the industry, it may be at a disadvantage in bidding for exploratory prospects and producing natural gas and oil properties. For a description of the competition the Company faces in its business, see "Item 1. Business--Competition."

  The Company incurred net losses of $328,000 in 1996, $2.2 million in 1997, $6.9 million in 1998 and $1.3 million in 1999. The Company's participation in increasingly larger numbers of prospects has required and will continue to require substantial capital expenditures. The Company cannot assure you that it will achieve or sustain profitability or positive cash flows from operating activities in the future.

Exploration is a high-risk activity, and the 3-D seismic data and other advanced technologies the Company uses cannot eliminate exploration risk and require experienced technical personnel whom the Company may be unable to attract or retain.

  The Company's future success will depend on the success of its exploratory drilling program. Exploration activities involve numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. In addition, the Company often is uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of the additional exploration time and expense associated with a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment.

  Even when used and properly interpreted, 3-D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. The Company could incur losses as a result of these expenditures. Poor results from exploration activities could affect future cash flows and results of operations materially and adversely.

  The Company's exploratory drilling success will depend, in part, on its ability to attract and retain experienced explorationists and other professional personnel. Competition for explorationists and engineers with experience in the Gulf of Mexico is extremely intense. If the Company cannot retain its current personnel or attract additional experienced personnel, its ability to compete in the Gulf of Mexico could be adversely affected.

If PGS terminates the Data Agreement or chooses not to acquire any further data, the Company's ability to find additional reserves could be materially impaired.

  The Company's success depends heavily on its access to 3-D seismic data, and its primary source for 3-D seismic data is the Data Agreement. If PGS terminates the Data Agreement, the Company would lose substantially all of its current access to 3-D seismic data which loss would have a material adverse effect on its ability to find additional reserves.

  PGS may terminate the Data Agreement on several grounds, including if a PGS competitor acquires control of Spinnaker or if the Company breaches the Data Agreement subject to specified exceptions. For a description of these exceptions, "Item 1. Business--PGS Data Agreement--Termination Events."

  Although the Company has license rights to approximately 5,300 blocks of 3-D seismic data in the Gulf of Mexico under the Data Agreement, it anticipates obtaining additional 3-D seismic data to be acquired or processed by PGS between now and March 31, 2002. However, there are a number of scenarios under which the Company might not receive significant additional data from PGS. The Data Agreement does not require PGS to acquire or process any further data. PGS could elect to substantially reduce or cease activities in the Gulf of Mexico during the remaining term of the Data Agreement. Among other things, such an election could result from a change of control of PGS or changes in PGS' competitive, financial or technological status.

  Alternatively, PGS could significantly increase the acquisition or processing of data in the Gulf of Mexico that it is not required to share with the Company. For example, PGS could focus on acquiring and processing data on an exclusive contractual basis and not for sale to multiple customers. In addition, if PGS were to engage new marketing vendors who would not agree to the terms of the Data Agreement, then the Company would not have access to the data marketed through those vendors. PGS could also elect to acquire or process other seismic data, including future generations of seismic data, to which the Company is not entitled or for which its rights are limited. The Company's right to enhanced data could also be adversely affected if PGS were to elect to sell the right to enhance and market its data without retaining a material royalty or similar interest.

Natural gas and oil prices fluctuate widely, and low prices could have a material adverse impact on the Company's business.

  The Company's revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow and raise additional capital. The amount the Company can borrow under the Amended Credit Agreement is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce.

  Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 1998 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this fluctuation are:

  . the level of consumer product demand;

  . weather conditions;

  . domestic and foreign governmental regulations;

  . the price and availability of alternative fuels;

  . political conditions in natural gas and oil producing regions;

  . the domestic and foreign supply of natural gas and oil;

  . the price of foreign imports; and

  . overall economic conditions.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and net present value of the Company's reserves.

  The process of estimating natural gas and oil reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and net present value of reserves. See "Item 2. Properties--Natural Gas and Oil Reserves."

  In order to prepare these estimates, the Company must project production rates and timing of development expenditures. The Company must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions such as natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of natural gas and oil reserves are inherently imprecise.

  Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from the Company's estimates. Any significant variance could materially affect the estimated quantities and net present value of reserves. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond the Company's control. At December 31, 1999, 77% of the Company's proved reserves were either proved undeveloped or proved non-producing. Moreover, the producing wells included in the reserve report had produced for a relatively short period of time as of December 31, 1999. Because most of the reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a lengthy production history.

  You should not assume that the present value of future net cash flows from the Company's proved reserves is the current market value of its estimated natural gas and oil reserves. In accordance with Commission requirements, the Company generally bases the estimated discounted future net cash flows from its proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the net present value estimate.

A significant part of the value of the Company's production and reserves is concentrated in a small number of offshore properties. Because of this concentration, any production problems or inaccuracies in reserve estimates related to those properties are more likely to adversely impact the Company's business.

  During 1999, over 77% of the Company's production came from four properties in the Gulf of Mexico. If mechanical problems, storms or other events curtailed a substantial portion of this production, the Company's cash flow would be adversely affected. In addition, at December 31, 1999, the Company's proved reserves were located on 22 discoveries in the Gulf of Mexico, with approximately 50% of the proved reserves attributable to four of these discoveries. If the actual reserves associated with any one of these four properties were less than the estimated reserves, the Company's results of operations and financial condition could be adversely affected.

The Company is vulnerable to operational, regulatory and other risks associated with the Gulf of Mexico because it currently explores and produces exclusively in that area.

  The Company's operations and revenues are impacted acutely by conditions in the Gulf of Mexico because it currently explores and produces exclusively in that area. This concentration of activity makes the Company more vulnerable than many of its competitors to the risks associated with the Gulf of Mexico, including delays and increased costs relating to adverse weather conditions, increased oilfield service costs, difficulties securing oilfield services and compliance with environmental and other laws and regulations.

Relatively short production periods for Gulf of Mexico properties subject the Company to higher reserve replacement needs and may impair its ability to reduce production during periods of low natural gas and oil prices.

  Production of reserves from reservoirs in the Gulf of Mexico generally declines more rapidly than from reservoirs in many other producing regions of the world. This results in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial few years of production, and as a result, reserve replacement needs from new prospects are greater.

  Also, revenues and return on capital will depend significantly on prices prevailing during these relatively short production periods. The Company's potential need to generate revenues to fund ongoing capital commitments or reduce indebtedness may limit its ability to slow or shut-in production from producing wells during periods of low prices for natural gas and oil.

The failure to replace reserves would adversely affect production and cash flows.

  The Company's future natural gas and oil production depends on its success in finding or acquiring additional reserves. If the Company fails to replace reserves, its level of production and cash flows would be adversely impacted. In general, production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. The Company's total proved reserves decline as reserves are produced unless the Company conducts other successful exploration and development activities or acquires properties containing proved reserves, or both. The Company's ability to make the necessary capital investment to maintain or expand its asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. The Company may not be successful in exploring for, developing or acquiring additional reserves. If the Company is not successful, its future production and revenues will be adversely affected.

The natural gas and oil business involves many operating risks that can cause substantial losses.

  The natural gas and oil business involves a variety of operating risks, including fires, explosions, blow-outs and surface cratering, uncontrollable flows of underground natural gas, oil and formation water, natural disasters, pipe or cement failures, casing collapses, embedded oil field drilling and service tools, abnormally pressured formations and environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases. If any of these events occur, the Company could incur substantial losses as a result of injury or loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties, suspension of the Company's operations and repairs to resume operations. If the Company experiences any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, which could adversely affect its ability to conduct operations.

  Offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, the Company could incur substantial liabilities that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in loss of properties.

  The Company does not carry business interruption insurance. For some risks, the Company may not obtain insurance if it believes the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect the Company's operations.

Exploration for natural gas and oil in the deep waters of the Gulf of Mexico involves greater operational and financial risks than exploration in shallower waters, and expansion into the deep water could result in substantial losses.

  As part of its strategy, the Company intends to explore for natural gas and oil in the deep waters of the Gulf of Mexico where operations are more difficult and costly than in shallower waters. For example, near surface geologic conditions in the deep waters create unique operational challenges. Deep water drilling and operations also require the application of relatively untested technologies that involve a higher risk of mechanical failure and generally have significantly higher drilling and operating costs. Furthermore, the deep waters of the Gulf of Mexico lack the physical and oilfield service infrastructure present in the shallower waters of the Gulf of Mexico. As a result, deep water operations may require a significant amount of time between a discovery and the time that the Company can market the natural gas or oil, increasing the risk involved with these operations.

The Company cannot control the activities on properties it does not operate.

  Other companies operate most of the properties in which the Company has an interest. As a result, the Company has a limited ability to exercise influence over operations for these properties or their associated costs. The Company's dependence on the operator and other working interest owners for these projects and its limited ability to influence operations and associated costs could materially and adversely affect the realization of its targeted returns on capital in drilling or acquisition activities. The success and timing of drilling and development activities on properties operated by others therefore depend upon a number of factors that are outside of the Company's control, including timing and amount of capital expenditures, the operator's expertise and financial resources, approval of other participants in drilling wells and selection of technology.

The Company's success depends on its Chief Executive Officer and other key personnel, the loss of whom could disrupt business operations.

  The Company depends to a large extent on the efforts and continued employment of the Company's President and Chief Executive Officer, Roger L. Jarvis, and other key personnel. If Mr. Jarvis or these other key personnel resign or become unable to continue in their present roles and if they are not adequately replaced, the Company's business operations could be adversely affected.

The Company may have difficulty financing its planned growth.

  The Company has experienced and expects to continue to experience substantial capital expenditure and working capital needs, particularly as a result of its drilling program. In the future, the Company will require additional financing, in addition to cash generated from its operations, to fund its planned growth. The Company cannot be certain that additional financing will be available on acceptable terms or at all. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

Competition in the industry is intense, and the Company is smaller and has a more limited operating history than most of its competitors in the Gulf of Mexico.

  The Company competes with major and independent natural gas and oil companies for property acquisitions. It also competes for the equipment and labor required to operate and develop these properties. Most of the competitors have substantially greater financial and other resources than the Company. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than the Company can, which would adversely affect its competitive position. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company can. The Company's ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on its ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of the competitors have been operating in the Gulf of Mexico for a much longer time than the Company has and have demonstrated the ability to operate through industry cycles.

Competitors may use superior technology which the Company may be unable to afford or which would require costly investment in order to compete.

  The industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies. As the competitors use or develop new technologies, the Company may be placed at a competitive disadvantage, and competitive pressures may force it to implement new technologies at a substantial cost. In addition, the competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before the Company can. The Company cannot be certain that it will be able to implement technologies on a timely basis or at a cost that is acceptable to it. One or more of the technologies that the Company currently uses or that it may implement in the future may become obsolete, and it may be adversely affected. For example, marine seismic acquisition technology has been characterized by rapid technological advancements in recent years and further significant technological developments could substantially impair the 3-D seismic data's value.

One customer currently purchases all of the Company's natural gas production. As a result, if this customer defaults on its payment obligations, near-term earnings and cash flows would be adversely affected.

  Currently, Columbia purchases all of the Company's natural gas production at current market prices. The terms of the arrangement with Columbia require Columbia to pay the Company within approximately 30 to 60 days after it delivers the production to Columbia. As a result, if Columbia were to default on its payment obligations to the Company, its near-term earnings and cash flows would be adversely affected.

The Company is subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

  Exploration for and development, production and sale of natural gas and oil in the U.S. and especially in the Gulf of Mexico are subject to extensive federal, state and local laws and regulations, including environmental laws and regulations. The Company may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations and taxation.

  Under these laws and regulations, the Company could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. The Company does not believe that full insurance coverage for all potential environmental damages is available at a reasonable cost. Failure to comply with these laws and regulations also may result in the suspension or termination of its operations and subject the Company to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase costs. For example, Congress or the MMS could decide to limit exploratory drilling or natural gas production in some areas of the Gulf of Mexico. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect the Company's financial condition and results of operations.

Hedging production may result in losses.

  To reduce the exposure to fluctuations in the prices of natural gas and oil, the Company has entered into hedging arrangements. Hedging arrangements expose the Company to risk of financial loss in some circumstances, including situations when production is less than expected, the other party to the hedging contract defaults on its contract obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. In addition, these hedging arrangements may limit the benefit the Company would receive from increases in the prices for natural gas and oil. Furthermore, if the Company chooses not to engage in hedging arrangements in the future, it may be more adversely affected by changes in natural gas and oil prices than competitors who engage in hedging arrangements.

PGS, Warburg and management own a significant amount of Common Stock, giving them influence or control in corporate transactions and other matters, and the interest of Warburg or PGS could differ from those of other stockholders.

  Upon completion of the initial public offering, Warburg, PGS, and the Company's executive officers beneficially owned approximately 63% of the outstanding shares of Common Stock. As a result, these stockholders are in a position to significantly influence or control the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of an amendment to the certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. In addition, representatives of PGS and Warburg constitute a majority of the board of directors. Their control of the Company may have the effect of delaying or preventing a change of control of Spinnaker and may adversely affect the voting and other rights of other stockholders.

  Furthermore, conflicts of interest could arise in the future between the Company, on the one hand, and Warburg or PGS, on the other hand, concerning, among other things, potential competitive business activities or business opportunities. Except for the limited restrictions placed on PGS in the Data Agreement, neither Warburg nor PGS are restricted from competitive natural gas and oil exploration and production activities or investments. Warburg currently has significant equity interests in other public and private natural gas and oil companies. The interest of Warburg or PGS could differ from those of other stockholders.

Substantially all of the Company's outstanding shares may be sold into the market in the near future. This could cause the market price of the Common Stock to drop significantly, even if the Company's business is doing well.

  The market price of the Common Stock could drop due to sales of a large number of shares of the Common Stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of Common Stock.

  On completion of the initial public offering, the Company had 20,420,384 shares of Common Stock outstanding, including 8,000,000 shares sold in the initial public offering. Of the remaining shares, 12,377,098 shares will become available for resale in the public market after a period of 180 days after September 28, 1999, with some exceptions. All shares of Common Stock outstanding prior to the initial public offering may be sold following the 180-day period either in transactions registered under the Securities Act of 1933 or exempt from registration. In addition, current stockholders collectively have rights that provide for the registration of the resale of their shares of Common Stock at the Company's expense.

  Options to purchase approximately 3,382,974 shares of Common Stock were outstanding at December 31, 1999. The Company filed a registration statement covering the sale of 2,673,242 shares of Common Stock issuable upon exercise of the options and intends to file a registration statement covering the sale of the remaining shares of Common Stock issuable upon exercise of those options. The shares received upon exercise generally will be freely transferable.

The certificate of incorporation and bylaws contain provisions that could discourage an acquisition or change of control of the Company.

  The certificate of incorporation authorizes the board of directors to issue Preferred Stock without stockholder approval. If the board of directors elects to issue Preferred Stock, it could be more difficult for a third party to acquire control of the Company, even if that change of control might be beneficial to stockholders. In addition, provisions of the certificate of incorporation and bylaws, such as no stockholder action by written consent and limitations on stockholder proposals at meetings of stockholders, could also make it more difficult for a third party to acquire control of the Company.

                     GLOSSARY OF NATURAL GAS AND OIL TERMS

  The following is a description of the meanings of some of the natural gas and oil industry terms used in this annual report.

  Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in this annual report in reference to crude oil or other liquid hydrocarbons.

  Bcf. Billion cubic feet of natural gas.

  Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

  Block. A block depicted on the Outer Continental Shelf Leasing and Official Protraction Diagrams issued by the U.S. Mineral Management Service or a similar depiction on official protraction or similar diagrams issued by a state bordering on the Gulf of Mexico.

  Btu or British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

  Completion. The installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

  Condensate. Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

  Developed acreage. The number of acres that are allocated or assignable to productive wells or wells capable of production.

  Development well. A well drilled into a proved natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

  Dry hole. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

  Exploratory well. A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

  Farm-in or farm-out. An agreement under which the owner of a working interest in a natural gas and oil lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

  Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

  Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

  Lead. A specific geographic area which, based on supporting geological, geophysical or other data, is deemed to have potential for the discovery of commercial hydrocarbons.

  MBbls. Thousand barrels of crude oil or other liquid hydrocarbons.

  Mcf. Thousand cubic feet of natural gas.

  Mcfe. Thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

  MMBls. Million barrels of crude oil or other liquid hydrocarbons.

  MMBtu. Million British Thermal Units.

  MMcf. Million cubic feet of natural gas.

  MMcfe. Million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

  Net acres or net wells. The sum of the fractional working interest owned in gross acres or wells, as the case may be.

  Net feet of pay. The true vertical thickness of reservoir rock estimated to both contain hydrocarbons and be capable of contributing to producing rates.

  Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

  Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

  Proved developed non-producing reserves. Proved developed reserves expected to be recovered from zones behind casing in existing wells.

  Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production to market.

  Proved developed reserves. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

  Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

  Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

  Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

  Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

  Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production.

Item 2. Properties

  Since inception, the Company has concentrated on the exploration for natural gas and oil in the Gulf of Mexico. As of December 31, 1999, the Company's proved reserves were located on 22 discoveries, including one discovery in which the Company has only a royalty interest, with production established from 13 of these fields. Spinnaker operates 9 of the 22 wells and the Company's working interests in these wells ranges from 12.5% to 75%. Four of the properties account for approximately 50% of the Company's total proved reserves and net present value of proved reserves.

  The Company has license rights to approximately 7,000 blocks of mostly contiguous, recent vintage 3-D seismic data in the Gulf of Mexico, including approximately 5,300 blocks associated with the Data Agreement. This database covers an area of approximately 31 million acres, which the Company believes is one of the largest recent vintage 3-D seismic databases of any independent exploration and production company in the Gulf of Mexico. The Company has a leasehold interest in approximately 145 tracts located in Texas state and federal waters.

Natural Gas and Oil Reserves

  The following table presents estimated net proved natural gas and oil reserves and the net present value of the reserves at December 31, 1999 based on a reserve report prepared by Ryder Scott Company, L.P. The present values, discounted at 10% per annum, of estimated future net cash flows before income taxes shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves Spinnaker owns. For further information concerning the present value of future net cash flows from these proved reserves, see Note 14 of the notes to consolidated financial statements.

  The present value of future net cash flows before income taxes as of December 31, 1999 was determined by using year-end prices of $2.34 per MMBtu of natural gas at Henry Hub, Louisiana and $25.60 per barrel of oil at the Cushing NYMEX Pricing Hub.

                                                        Proved Reserves
                                                 ------------------------------
                                                 Developed Undeveloped  Total
                                                 --------- ----------- --------
Natural gas (MMcf)..............................   50,756     39,274     90,030
Oil and condensate (MBbls)......................      384      2,028      2,412
Total proved reserves (MMcfe)...................   53,062     51,439    104,501
Net present value (in thousands)................  $83,204    $68,360   $151,564

  The process of estimating natural gas and oil reserves is complex. It requires various assumptions, including assumptions relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The Company must project production rates and timing of development expenditures. The Company analyzes available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. Therefore, estimates of natural gas and oil reserves are inherently imprecise.

  Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from estimates. Any significant variance could materially affect the estimated quantities and present value of reserves. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond the Company's control. At December 31, 1999, 77% of the Company's proved reserves were either proved undeveloped or proved non-producing. Because most of the reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a lengthy production history.

  At December 31, 1999, approximately 49% of the Company's estimated equivalent net proved reserves were undeveloped. Recovery of undeveloped reserves generally requires significant capital expenditures and often successful drilling operations. The reserve data assumes that the Company will make these expenditures. Although the Company estimates its reserves and the costs associated with developing them in accordance with industry standards, the estimated costs may be inaccurate, development may not occur as scheduled and results may not be as estimated.

  The present value of future net cash flows does not represent the current market value of the Company's estimated natural gas and oil reserves. In accordance with Securities and Exchange Commission ("Commission") requirements, the Company generally bases the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

Volumes, Prices and Operating Expenses

  The following table presents information regarding the production volumes of, average sales prices received for and average production costs associated with Spinnaker's sales of natural gas and oil for the periods indicated:

                                                           For the Year Ended
                                                              December 31,
                                                          --------------------
                                                           1997   1998   1999
                                                          ------ ------ ------
Production:
  Natural gas (MMcf).....................................     70  1,675 11,962
  Oil and condensate (MBbls).............................     --     12    180
    Total (MMcfe)........................................     70  1,747 13,044

Average sales prices per unit:
  Natural gas revenues from production (per Mcf)......... $ 2.87 $ 1.89 $ 2.49
  Effects of hedging activities (per Mcf)................     --     --   0.08
                                                          ------ ------ ------
    Average price........................................ $ 2.87 $ 1.89 $ 2.57

  Oil and condensate revenues from production (per Bbl).. $18.51 $11.61 $20.33
  Effects of hedging activities (per Bbl)................     --     --  (0.57)
                                                          ------ ------ ------
    Average price........................................ $18.51 $11.61 $19.76

  Total revenues from production (per Mcfe).............. $ 2.87 $ 1.89 $ 2.57
  Effects of hedging activities (per Mcfe)...............     --     --   0.06
                                                          ------ ------ ------
    Total average price (per Mcfe)....................... $ 2.87 $ 1.89 $ 2.63

Expenses (per Mcfe):
  Lease operating expenses (a)........................... $ 1.03 $ 0.27 $ 0.41
  Depreciation, depletion and amortization--natural gas
   and oil properties....................................   0.97   1.57   1.59

--------
(a) Lease operating expenses per Mcfe in 1999 include approximately $0.13 per Mcfe associated with workovers on two wells and well control activities on another well.

Development, Exploration and Acquisition Capital Expenditures

  The following table presents information regarding Spinnaker's net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

                                                          For the Year Ended
                                                             December 31,
                                                        -----------------------
                                                         1997    1998    1999
                                                        ------- ------- -------
      Property acquisition costs:
        Unproved....................................... $ 4,458 $15,791 $13,911
        Proved.........................................      --      --      --
      Exploration costs (a)............................   7,116  46,620  45,152
      Development costs (b)............................   2,422  23,067  23,614
                                                        ------- ------- -------
          Total costs incurred......................... $13,996 $85,478 $82,677
                                                        ======= ======= =======

--------
(a) Includes seismic data acquisitions of $1.4 million, $2.5 million and $10.5 million in 1997, 1998 and 1999, respectively.
(b) Includes costs of completions, platforms, facilities and pipelines associated with exploratory wells.

Drilling Activity

  The following table shows Spinnaker's drilling activity. In the table, "gross" refers to the total wells in which the Company has a working interest and "net" refers to gross wells multiplied by the Company's working interest in such wells.

                                                    For the Year Ended December
                                                                31,
                                                   -----------------------------
                                                     1997      1998      1999
                                                   --------- --------- ---------
                                                   Gross Net Gross Net Gross Net
                                                   ----- --- ----- --- ----- ---
      Exploratory Wells:
        Productive................................    4  1.5    9  2.9    8  4.6
        Nonproductive.............................   --   --    6  2.3    4  1.9
                                                    ---  ---  ---  ---  ---  ---
          Total...................................    4  1.5   15  5.2   12  6.5
                                                    ===  ===  ===  ===  ===  ===
      Development Wells:
        Productive................................   --   --   --   --   --   --
        Nonproductive.............................   --   --   --   --   --   --
                                                    ---  ---  ---  ---  ---  ---
          Total...................................   --   --   --   --   --   --
                                                    ===  ===  ===  ===  ===  ===

  Since December 31, 1999 and through March 1, 2000, the Company has drilled one gross (0.8 net) productive exploratory well and four gross (1.8 net) nonproductive exploratory wells. As of March 1, 2000, the Company was drilling four exploratory gross (1.5 net) wells.

Productive Wells

  The following table sets forth the number of productive natural gas and oil wells in which Spinnaker owned an interest as of December 31, 1999:

                                                                       Total
                                                                    Productive
                                                                       Wells
                                                                    ------------
                                                                    Gross  Net
                                                                    ------ -----
      Natural gas..................................................     20   8.9
      Oil..........................................................      1   0.1
                                                                     ----- -----
        Total......................................................     21   9.0
                                                                     ===== =====

  Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

Acreage Data

  The following table presents information regarding Spinnaker's developed and undeveloped lease acreage as of December 31, 1999. Developed acreage refers to acreage within producing units and undeveloped acreage refers to acreage that has not been placed in producing units.

                                     Developed     Undeveloped
                                      Acreage        Acreage          Total
                                   ------------- --------------- ---------------
                                   Gross   Net    Gross    Net    Gross    Net
                                   ------ ------ ------- ------- ------- -------
Offshore Louisiana................ 34,687 15,733 227,302  79,680 261,989  95,413
Offshore Texas.................... 23,040  6,966 177,120  73,992 200,160  80,958
Texas State Waters................  1,200    300  30,233  12,518  31,433  12,818
                                   ------ ------ ------- ------- ------- -------
  Total........................... 58,927 22,999 434,655 166,190 493,582 189,189
                                   ====== ====== ======= ======= ======= =======

  The Company's lease agreements generally terminate if wells have not been drilled on the acreage within a period of five years from the date of the lease if located on the shelf in less than 200 meters of water or 10 years if located in deeper waters of the Gulf of Mexico.

Item 3. Legal Proceedings

  From time to time, the Company may be a party to various legal proceedings. The Company currently is not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

  The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Spinnaker's Common Stock began trading on The Nasdaq Stock Market on September 29, 1999 under the symbol "SPNX." The following table sets forth the range of high and low sales prices per share of Common Stock for the calendar quarters ended September 30, 1999 and December 31, 1999.

                                                                   Sales Price
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
      Third Quarter 1999 (from September 29, 1999)............... $14.75 $13.00
      Fourth Quarter 1999........................................ $16.75 $12.56

  On March 1, 2000, the closing sale price of Spinnaker's Common Stock, as reported by The Nasdaq Stock Market, was $16.44 per share. On that date, there were approximately 32 holders of record of Spinnaker Common Stock.

  The Company has never declared or paid any dividends on its Common Stock and currently intends to retain future earnings, if any, for the operation and development of its business and does not anticipate paying any dividends in the foreseeable future. In addition, the Company's credit agreement prohibits it from paying cash dividends on the Common Stock. Any future dividends may also be restricted by any loan agreements the Company may enter into from time to time.

Item 6. Selected Financial Data

  The following table sets forth certain selected historical consolidated financial data of the Company. The amounts have been derived from audited consolidated financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company.

                                      Period from
                                       Inception
                                     (December 20,
                                     1996) through  Year Ended December 31,
                                     December 31,  ---------------------------
                                         1996       1997      1998      1999
                                     ------------- -------  --------  --------
                                      (In thousands, except per share data)
Summary of Operations:
Revenues............................    $   --     $   201  $  3,298  $ 34,258
Expenses:
  Lease operating expenses..........        --          72       474     5,411
  Depreciation, depletion and
   amortization--natural gas and oil
   properties.......................        --          68     2,738    20,788
  Write-down of natural gas and oil
   properties(1)....................        --          --     2,642        --
  Depreciation and amortization--
   other............................        10         349       437       213
  General and administrative........       318       1,965     3,809     4,860
  Stock appreciation rights
   expense(2).......................        --          --        --     1,651
                                        ------     -------  --------  --------
    Total expenses..................       328       2,454    10,100    32,923
                                        ------     -------  --------  --------
Income (loss) from operations.......      (328)     (2,253)   (6,802)    1,335
Other income (expense):
  Interest income...................        --          91       221       528
  Interest expense..................        --          --      (516)   (3,771)
  Capitalized interest..............        --          --       237       966
                                        ------     -------  --------  --------
    Total other income (expense)....        --          91       (58)   (2,277)
                                        ------     -------  --------  --------
Loss before income taxes............      (328)     (2,162)   (6,860)     (942)
  Income tax provision..............        --          --        --        --
                                        ------     -------  --------  --------
Loss before cumulative effect of
 change in accounting principle.....      (328)     (2,162)   (6,860)     (942)
  Cumulative effect of change in
   accounting principle(3)..........        --          --        --      (395)
                                        ------     -------  --------  --------
Net loss............................      (328)     (2,162)   (6,860)   (1,337)
Accrual of dividends on preferred
 stock(4)...........................       (16)     (1,326)   (7,094)   (7,911)
                                        ------     -------  --------  --------
Net loss available to common
 stockholders.......................    $ (344)    $(3,488) $(13,954) $ (9,248)
                                        ======     =======  ========  ========
Basic and diluted loss per common
 share(5):
  Loss before cumulative effect of
   change in accounting principle...    $(0.09)    $ (0.88) $  (3.44) $  (1.06)
  Cumulative effect of change in
   accounting principle(3)..........        --          --        --     (0.05)
                                        ------     -------  --------  --------
Net loss per common share...........    $(0.09)    $ (0.88) $  (3.44) $  (1.11)
                                        ======     =======  ========  ========
Weighted average number of common
 shares outstanding(4)(5):
  Basic and diluted.................     3,960       3,960     4,059     8,355
                                        ======     =======  ========  ========
Summary Balance Sheet Data:
Working capital (deficit)...........    $2,730     $ 4,252  $(30,641) $ 19,675
Property and equipment, net.........        --      15,452    95,607   157,397
Total assets........................     5,241      22,358   102,769   189,553
Short-term debt.....................        --          --    19,000        --
Accrued preferred dividends
 payable(4).........................        16       1,383     8,478        --
Total stockholders' equity..........     3,367      18,879    56,913   177,102

--------
(1) At December 31, 1998, the Company recognized a non-cash write-down of natural gas and oil properties in the amount of approximately $2.6 million in connection with the ceiling limitation required by the full cost method of accounting for natural gas and oil properties. The write-down was primarily the result of the decline in natural gas prices experienced in 1998 and through April 9, 1999. As permitted by applicable Commission rules, in calculating the amount of the write-down, the Company used post year-end natural gas and oil price increases of $0.26 per MMBtu of natural gas and $4.52 per barrel of oil from December 31, 1998 to April 9, 1999. If the Company had used only December 31, 1998 natural gas and oil prices, it would have recognized a total non-cash write-down of natural gas and oil properties of approximately $13.0 million.
(2) The stock option agreements of two of the Company's officers provided that they could elect to have the Company deliver shares equal to the appreciation in the value of the stock over the option price in lieu of purchasing the amount of shares under option. Based on management's estimate of the share value of the Company, compensation expense of approximately $1.7 million was recorded in 1999 related to the stock appreciation rights of the stock option agreements. In July 1999, these two officers agreed to eliminate the stock appreciation rights feature of their stock option agreements.
(3) The cumulative effect of change in accounting principle represents the adoption of Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities."
(4) In connection with the initial public offering on October 4, 1999, the Company converted all outstanding shares of Preferred Stock into 6,061,840 shares of Common Stock and issued 1,200,384 shares of Common Stock to certain holders of the Preferred Stock in lieu of payment of accrued cash dividends.
(5) Spinnaker was originally formed as a limited liability company. The Company issued common units and preferred units. In connection with its conversion to a corporation in January 1998, the Company exchanged Common Stock for all then outstanding common units and Preferred Stock for all then outstanding preferred units. The Company has expressed all historical unit data in shares.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  Spinnaker is an independent energy company engaged in the exploration, development and production of natural gas and oil in the Gulf of Mexico. The Company's operating results depend substantially on the success of its exploratory drilling program and the price of natural gas and oil. Revenues, profitability and future growth rates also substantially depend on factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets historically have been very volatile, and natural gas and oil prices may fluctuate widely in the future. Sustained periods of low prices for natural gas and oil could materially and adversely affect the Company's financial position, its results of operations, the quantities of natural gas and oil reserves that it can economically produce and its access to capital.

  The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding natural gas and oil reserves, including salaries, benefits, related general and administrative costs and other amounts directly attributable to these exploration activities. The Company capitalized general and administrative costs and other amounts of $2.5 million in 1999, $2.5 million in 1998 and $1.3 million in 1997. The Company expenses costs associated with production and general corporate activities in the period incurred. The Company capitalizes interest costs related to unproved properties and properties under development. Sales of natural gas and oil properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of natural gas and oil.

  The Company computes the provision for depreciation, depletion and amortization ("DD&A") of natural gas and oil properties using the unit-of-production method of accounting based on production and estimates of proved reserve quantities. The Company excludes unevaluated costs and related carrying costs from the amortization base until it evaluates the properties associated with these costs. The Company periodically assesses the unamortized costs for possible impairments or reductions in value. An impairment to the value may occur in the event of decreases in natural gas and oil prices, downward adjustments to estimated proved reserves, increases in estimates of development costs and deterioration in exploration results. If a reduction in value has occurred, the Company increases its amortization base by the amount of this impairment. The amortization base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. The capitalized costs of proved natural gas and oil properties, net of accumulated DD&A, may not exceed a ceiling limit ("full cost ceiling") that is based on the estimated future net cash flows from proved natural gas and oil reserves discounted at 10% per annum. If capitalized costs exceed the full cost ceiling, the Company charges the excess to "write-down of natural gas and oil properties" in the quarter in which the excess occurs. The Company may not reverse these write-downs even if natural gas and oil prices increase in subsequent periods. At December 31, 1998, the Company recognized a non-cash write-down of natural gas and oil properties in the amount of approximately $2.6 million in connection with the ceiling limitation required by the full cost method of accounting for natural gas and oil properties. The write-down was primarily the result of the decline in natural gas prices experienced in 1998 and through April 9, 1999. As permitted by applicable Commission rules, in calculating the amount of the write-down, the Company used post year-end natural gas and oil price increases of $0.26 per MMBtu of natural gas and $4.52 per barrel of oil from December 31, 1998 to April 9, 1999. If the Company had used only December 31, 1998 natural gas and oil prices, it would have recognized a total non-cash write-down of natural gas and oil properties of approximately $13.0 million.

  The Company conducts substantially all of its exploration activities jointly with others and, accordingly, recorded amounts for its natural gas and oil properties reflect only the Company's proportionate interest in such activities.

  Effective January 1998, the Company completed the conversion of Spinnaker from a limited liability company to a corporation and now accounts for income taxes in accordance with Statement on Financial

Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, the Company must recognize deferred income taxes at each year-end for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company establishes valuation allowances when necessary to reduce deferred tax assets to the amount to be realized.

Results of Operations

  The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:

                                                       For the Year Ended
                                                          December 31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  -------  -------
Production:
  Natural gas (MMcf)................................      70    1,675   11,962
  Oil and condensate (MBbls)........................      --       12      180
  Total (MMcfe).....................................      70    1,747   13,044

Revenues (in thousands):
  Natural gas....................................... $   200  $ 3,158  $29,839
  Oil and condensate................................       1      140    3,668
  Other.............................................      --       --      751
                                                     -------  -------  -------
    Total........................................... $   201  $ 3,298  $34,258

Average sales price per unit:
  Natural gas revenues from production (per Mcf).... $  2.87  $  1.89  $  2.49
  Effects of hedging activities (per Mcf)...........      --       --     0.08
                                                     -------  -------  -------
    Average price................................... $  2.87  $  1.89  $  2.57

  Oil and condensate revenues from production (per
   Bbl)............................................. $ 18.51  $ 11.61  $ 20.33
  Effects of hedging activities (per Bbl)...........      --       --    (0.57)
                                                     -------  -------  -------
    Average price................................... $ 18.51  $ 11.61  $ 19.76

  Total revenues from production (per Mcfe)......... $  2.87  $  1.89  $  2.57
  Effects of hedging activities (per Mcfe)..........      --       --     0.06
                                                     -------  -------  -------
    Total average price (per Mcfe).................. $  2.87  $  1.89  $  2.63

Expenses (per Mcfe):
  Lease operating expenses.......................... $  1.03  $  0.27  $  0.41
  Depreciation, depletion and amortization--natural
   gas and oil properties...........................    0.97     1.57     1.59

Income (loss) from operations (in thousands)........ $(2,253) $(6,802) $ 1,335

 Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

  Production increased approximately 11.3 Bcfe in 1999 compared to 1998. The average daily production rate at the end of December 1999 was approximately 53,000 Mcfe as compared to a rate of approximately 8,000 Mcfe at the end of December 1998.

  Natural gas and oil revenues increased $31.0 million and income from operations increased $8.1 million in 1999 compared to 1998. Natural gas revenues increased $26.7 million and oil and condensate revenues increased $3.5 million in 1999 compared to 1998, and net natural gas and oil hedging income was $751,000 in 1999 as a result of hedging activities beginning during the fourth quarter of 1999. Natural gas production volumes increased primarily due to seven wells which commenced production in 1999, contributing to $25.3 million of the increase in natural gas revenues. Average natural gas prices also increased, contributing to $1.4 million of the increase in natural gas revenues. Oil and condensate production volumes increased primarily due to six wells which commenced production in 1999, contributing to $3.4 million of the increase in oil and condensate revenues.

  The Brazos A-19 well commenced production on October 16, 1999 and reached a peak production rate of 87 million cubic feet per day on November 2, 1999. However, on November 15, 1999, during a shutdown of the well, the operator detected a pressure buildup in the production casing. The well remains shut-in and secure while the operator performs diagnostic work to determine the cause of the pressure buildup and to develop plans to permanently resolve the situation.

  Lease operating expenses increased $4.9 million in 1999 compared to 1998. Of the total increase in lease operating expenses, $4.5 million was attributable to seven wells which commenced production in 1999, including $1.6 million of expense related to workovers at Garden Banks 367 (Dulcimer) and High Island 235 and well control activities at Brazos A-19. The Company expensed $225,000 related to Brazos A-19 well control activities during the fourth quarter of 1999. Diagnostic and other costs to bring the well back onto production will be capitalized.

  General and administrative expenses increased $1.1 million in 1999 compared to 1998. The increase in general and administrative expenses was primarily due to employment-related costs associated with an increase in personnel in late 1998 and 1999. Stock appreciation rights expense in 1999 was approximately $1.7 million compared to zero in 1998. The stock option agreements of two of the Company's officers provided that they could elect to have the Company deliver shares equal to the appreciation in the value of the stock over the option price in lieu of purchasing the amount of shares under option. Based on management's estimate of the share value of the Company, compensation expense was recorded in 1999 related to the stock appreciation rights of the stock option agreements. In July 1999, these two officers agreed to eliminate the stock appreciation rights feature of their stock option agreements.

  DD&A increased $18.1 million in 1999 compared to 1998, primarily due to a substantial increase in production during 1999.

  Interest income increased $307,000 in 1999 compared to 1998 primarily due to invested initial public offering proceeds during the fourth quarter of 1999. Interest expense, net of capitalized interest, increased $2.5 million in 1999 compared to 1998 as a result of additional borrowings under the credit agreement during 1999.

  The Company recognized a net loss of $1.3 million in 1999 compared to a net loss of $6.9 million in 1998. After preferred dividends of $7.9 million, the Company recognized a net loss available to common stockholders of $9.2 million, or $1.11 per share, in 1999. After preferred dividends of $7.1 million, the Company recognized a net loss available to common stockholders of $14.0 million, or $3.44 per share, in 1998.

 Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

  The Company had natural gas and oil revenues of $3.3 million for the year ended December 31, 1998 as compared to $201,000 for the year ended December 31, 1997. This increase in natural gas and oil revenues was due primarily to production commencing in 1998 from wells located at West Cameron 522 and South Timbalier 220. Primarily as a result of these wells, production substantially increased to 1,747 MMcfe in 1998 from 70 MMcfe in 1997. This increased production more than offset the decrease in the average price of the natural gas production to $1.89 per Mcf for 1998 from $2.87 per Mcf for 1997.

  Lease operating expenses were $474,000 in 1998 as compared to $72,000 in 1997. The increase in lease operating expenses was primarily the result of operating expenses attributable to properties that commenced production during the second half of 1997 and during 1998.

  General and administrative expenses were $3.8 million in 1998 as compared to $2.0 million in 1997. The increase in general and administrative expenses was primarily due to an increase of $1.2 million in expenses related to personnel during the latter part of 1997 and during 1998 and to an increase of $0.3 million primarily related to legal and accounting services associated with the conversion of Spinnaker from a limited liability company to a corporation.

  DD&A in 1998 was $2.7 million as compared to $68,000 in 1997. Of the $2.6 million increase, $1.6 million was attributable to a substantial increase in production and $1.0 million was due to an increase in the unit depletion rate during 1998. Depreciation and amortization-other increased to $437,000 in 1998 from $349,000 in 1997. The increase was attributable to the purchase of additional computer hardware and software.

  The Company recognized a non-cash write-down of natural gas and oil properties of $2.6 million due to a decline in prices during 1998 and through April 9, 1999.

  The Company recognized a net loss of $6.9 million in 1998 compared to a net loss of $2.2 million 1997. After preferred dividends of $7.1 million, the Company recognized a net loss available to common stockholders of $14.0 million, or $3.44 per share, in 1998. After preferred dividends of $1.3 million, the Company recognized a net loss available to common stockholders of $3.5 million, or $0.88 per share, in 1997.

Liquidity and Capital Resources

  Through September 30, 1999, the Company funded its activities primarily with the proceeds from private placements of its equity securities and borrowings under the credit agreement. The Company has experienced and expects to continue to experience substantial working capital requirements, primarily due to its active exploration and development programs. The Company plans to fund 2000 capital expenditures from working capital, cash flows from operations and borrowings under current and future financing arrangements. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

  Cash and cash equivalents increased $18.3 million to $20.5 million at December 31, 1999 from $2.2 million at December 31, 1998. The increase resulted from $14.9 million provided by operating activities and $88.5 million provided by financing activities, offset in part by $85.1 million used in investing activities.

 Operating Activities

  The Company intends to use cash flows from operations to fund a portion of its future acquisition, exploration and development activities. Net cash of $14.9 million provided by operating activities in 1999 included $21.7 million provided by operations, primarily as a result of a substantial increase in natural gas and oil production and an increase in natural gas and oil prices, and $6.8 used in working capital and other activities.

  Cash flow from operations will depend on the Company's ability to increase production through its exploration and development drilling program and the prices of natural gas and oil. The Company has made significant investments to expand its operations in the Gulf of Mexico. These investments have resulted in a production ramp-up that increased the Company's average daily production to approximately 53,000 Mcfe at the end of December 1999 from approximately 8,000 Mcfe at the end of December 1998. The Company expects substantially higher production and cash flow during 2000 as recent discoveries commence production. However, the Company can provide no assurance that production volumes and pricing in 2000 will achieve expectations. See "Item 1.--Risk Factors."

  The Company currently sells most of its natural gas and oil production under price sensitive or market price contracts. To reduce exposure to fluctuations in natural gas and oil prices, the Company enters into hedging arrangements. However, these contracts also limit the benefits the Company would realize if prices increase. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

  The increase in Accounts Receivable was primarily due to a $3.1 million increase in accrued oil and gas revenues resulting from a substantial increase in production in 1999 and a $2.0 million increase in insurance claims related to four wells.

 Investing Activities

  Net cash of $85.1 million used in investing activities in 1999 included net oil and gas property capital expenditures of $84.2 million and purchases of other property and equipment of $916,000.

  The 2000 budget includes development costs that are contingent on the success of future exploratory drilling. The Company does not anticipate that budgeted leasehold acquisition activities will include the acquisition of producing properties. The Company does not anticipate any significant abandonment or dismantlement costs through 2000. The Company has capital expenditure plans totaling approximately $115 million during 2000, primarily for exploratory drilling costs. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, natural gas and oil prices, industry conditions, decisions of operators and other prospect owners and the prices of oilfield goods and services.

 Financing Activities

  Net cash of $88.5 million was provided by financing activities, including $108.7 million received from the initial public offering and $53.0 million in borrowings, partially offset by $72.0 million of payments on borrowings and $1.1 million of common stock issuance costs.

  In September 1998, the Company entered into the $85.0 million Credit Agreement with Credit Suisse First Boston, New York Branch, Bank of Montreal and Bank of America, N.A. (formerly NationsBank, N.A.) ("Credit Agreement"). The Company received $19.0 million and $53.0 million from borrowings under the Credit Agreement during 1998 and 1999, respectively. Simultaneously with the completion of the initial public offering, the Company retired all outstanding borrowings under the Credit Agreement, which were $72.0 million as of October 4, 1999.

  On October 29, 1999, the Company amended and restated the Credit Agreement. The $25.0 million Amended and Restated 364-Day Credit Agreement among the Company, Bank of Montreal and Credit Suisse First Boston ("Amended Credit Agreement") matures on October 27, 2000. The Company may borrow only up to the borrowing base, which was $16.0 million as of October 29, 1999. On a semi-annual basis, proved reserves are required to be evaluated to re-determine the borrowing base. The Company has recently entered into negotiations to increase the $16.0 million borrowing base as a result of recent proved reserve additions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Interest Rate Risk

  The Company is exposed to changes in interest rates. Changes in interest rates affect the interest earned on the Company's cash and cash equivalents and the interest rate paid on borrowings under the credit agreements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

 Commodity Price Risk

  The Company's revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow and raise additional capital. The amount the Company can borrow under the Amended Credit Agreement is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. The Company currently sells most of its natural gas and oil production under price sensitive or market price contracts. To reduce exposure to fluctuations in natural gas and oil prices, the Company entered into hedging arrangements beginning in the fourth quarter of 1999. However, these contracts also limit the benefits the Company would realize if prices increase. The Company has entered into the following collar arrangements for 2000. One MMBtu approximates one Mcf of gas.

                                   Gas Collars                   Oil Collars
                         ------------------------------- ---------------------------
                         Average               Average   Average  Average   Average
                          Daily    Average      NYMEX     Daily    NYMEX     NYMEX
                          Volume NYMEX Floor   Ceiling    Volume   Floor    Ceiling
      Time Period        (MMBtu) Price/MMBtu Price/MMBtu  (Bbl)  Price/Bbl Price/Bbl
      -----------        ------- ----------- ----------- ------- --------- ---------
First Quarter 2000...... 25,000     $2.86       $3.06      534    $19.63    $21.81
Second Quarter 2000..... 25,000      2.40        2.60      600     19.37     21.78
Third Quarter 2000...... 25,000      2.36        2.57      600     18.61     21.03
October 2000............     --        --          --      600     21.22     25.22

  The average daily production rates at the end of December 1999 were approximately 47,000 Mcf of natural gas and approximately 1,000 barrels of oil and condensate. These transactions are designated as hedges and accounted for on the accrual basis with realized gains and losses recognized in revenues when the related production occurs. The Company recognized $751,000 of net hedging income during 1999. The estimated fair value of the open collar arrangements in place at December 31, 1999 was an unrealized gain of approximately $968,000. Using natural gas and oil prices as of February 29, 2000, the fair value of the open collar arrangements was an unrealized loss of approximately $1.0 million.

Item 8. Financial Statements and Supplementary Data

  The consolidated financial statements and supplementary data of the Company appear on pages 36 through 59 hereof and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 13 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no changes in or disagreements with the Company's accountants regarding accounting principles or practices or financial statement disclosures.

                                   PART III

  The Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Financial Statements

    (1) and (2) Financial Statements and Schedules

      See "Index to Consolidated Financial Statements and Schedules" on page 36.

    (3) Exhibits

      See "Exhibit Index" on page 60.

  The management contracts and compensatory plans or arrangements required to be filed as exhibits to this report are as follows:

 Exhibit
 Number                               Description
 -------                              -----------
 10.2*   --Amended and Restated 1998 Spinnaker Stock Option Plan.
 10.6*   --Employment Agreement between Spinnaker and Roger L. Jarvis dated
          December 20, 1996, as amended.
 10.7*   --Employment Agreement between Spinnaker and James M. Alexander dated
          December 20, 1996, as amended.
 10.8*   --Employment Agreement between Spinnaker and William D. Hubbard dated
          February 24, 1997, as amended.
 10.9*   --Employment Agreement between Spinnaker and Kelly M. Barnes dated
          February 24, 1997, as amended.
 10.10*  --1999 Spinnaker Stock Incentive Plan.
 10.11*  --1999 Spinnaker Employee Stock Purchase Plan.

--------
 * Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-83093).

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2000                             SPINNAKER EXPLORATION COMPANY

                                                   /s/ Roger L. Jarvis
                                          By:__________________________________
                                                     Roger L. Jarvis
                                                  Chairman, President,
                                          Chief Executive Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Roger L. Jarvis             Chairman, President, Chief    March 1, 2000
______________________________________    Executive Officer and
           Roger L. Jarvis                      Director

      /s/ James M. Alexander             Vice President, Chief       March 1, 2000
______________________________________    Financial Officer and
          James M. Alexander              Secretary (Principal
                                           Financial Officer)

      /s/ Jeffrey C. Zaruba                    Treasurer             March 1, 2000
______________________________________    (Principal Accounting
          Jeffrey C. Zaruba                     Officer)

        /s/ Bjarte Bruheim                      Director             March 1, 2000
______________________________________
            Bjarte Bruheim

      /s/ Sheldon R. Erikson                    Director             March 1, 2000
______________________________________
          Sheldon R. Erikson

      /s/ Jeffrey A. Harris                     Director             March 1, 2000
______________________________________
          Jeffrey A. Harris

      /s/ Michael E. McMahon                    Director             March 1, 2000
______________________________________
          Michael E. McMahon

      /s/ Reidar Michaelsen                     Director             March 1, 2000
______________________________________
          Reidar Michaelsen

       /s/ Howard H. Newman                     Director             March 1, 2000
______________________________________
           Howard H. Newman

                         SPINNAKER EXPLORATION COMPANY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants.................................  37

Consolidated Balance Sheets as of December 31, 1998 and 1999.............  38

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999..........................................  39

Consolidated Statements of Equity for each of the three years in the period ended December 31, 1999..........................................  40

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999..........................................  41

Notes to Consolidated Financial Statements...............................  42

  All schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable or the information required thereby is set forth in the Consolidated Financial Statements or the Notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Spinnaker Exploration Company:

  We have audited the accompanying consolidated balance sheets of Spinnaker Exploration Company (a Delaware corporation), as of December 31, 1998 and 1999, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Spinnaker Exploration Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spinnaker Exploration Company as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 23, 2000

                         SPINNAKER EXPLORATION COMPANY

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                  As of
                                                              December 31,
                                                            ------------------
                                                              1998      1999
                          ASSETS                            --------  --------
CURRENT ASSETS:
  Cash and cash equivalents................................ $  2,141  $ 20,452
  Accounts receivable......................................    3,821    10,795
  Other....................................................      775       879
                                                            --------  --------
    Total current assets...................................    6,737    32,126

PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full-cost accounting:
   Proved properties.......................................   71,091   141,455
   Unproved properties and properties under development,
    not being amortized....................................   28,383    40,696
  Other....................................................    2,798     3,714
                                                            --------  --------
                                                             102,272   185,865
  Less--Accumulated depreciation, depletion and
   amortization............................................   (6,665)  (28,468)
                                                            --------  --------
    Total property and equipment...........................   95,607   157,397

OTHER ASSETS:
  Organization costs and other, net........................      425        30
                                                            --------  --------
    Total assets........................................... $102,769  $189,553
                                                            ========  ========

                  LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................... $  6,471  $  4,509
  Accrued liabilities......................................   11,907     7,942
  Short-term debt..........................................   19,000        --
                                                            --------  --------
    Total current liabilities..............................   37,378    12,451
ACCRUED PREFERRED DIVIDENDS PAYABLE........................    8,478        --
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; 3,030,920 and 0 shares issued and
   outstanding at December 31, 1998 and 1999,
   respectively............................................       30        --
  Common stock, $0.01 par value; 50,000,000 shares
   authorized; 4,082,200 shares issued and outstanding at
   December 31, 1998 and 20,426,192 shares issued and
   20,404,336 shares outstanding at December 31, 1999......       20       204
  Additional paid-in capital...............................   74,649   203,987
  Accumulated deficit......................................  (17,786)  (27,034)
  Less: Treasury stock, at cost, 0 and 21,856 shares at
        December 31, 1998 and 1999, respectively...........       --       (55)
                                                            --------  --------
    Total equity...........................................   56,913   177,102
                                                            --------  --------
    Total liabilities and equity........................... $102,769  $189,553
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per unit/share data)

                                                       For the Year Ended
                                                          December 31,
                                                    --------------------------
                                                     1997      1998     1999
                                                    -------  --------  -------
REVENUES........................................... $   201  $  3,298  $34,258
EXPENSES:
  Lease operating expenses.........................      72       474    5,411
  Depreciation, depletion and amortization--natural
   gas and oil properties..........................      68     2,738   20,788
  Write-down of natural gas and oil properties.....      --     2,642       --
  Depreciation and amortization--other.............     349       437      213
  General and administrative.......................   1,965     3,809    4,860
  Stock appreciation rights expense................      --        --    1,651
                                                    -------  --------  -------
    Total expenses.................................   2,454    10,100   32,923
                                                    -------  --------  -------
INCOME (LOSS) FROM OPERATIONS......................  (2,253)   (6,802)   1,335
OTHER INCOME (EXPENSE):
  Interest income..................................      91       221      528
  Interest expense.................................      --      (516)  (3,771)
  Capitalized interest.............................      --       237      966
                                                    -------  --------  -------
    Total other income (expense)...................      91       (58)  (2,277)
                                                    -------  --------  -------
LOSS BEFORE INCOME TAXES...........................  (2,162)   (6,860)    (942)
  Income tax provision.............................      --        --       --
                                                    -------  --------  -------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE..............................  (2,162)   (6,860)    (942)
  Cumulative effect of change in accounting
   principle (Note 2)..............................      --        --     (395)
                                                    -------  --------  -------
NET LOSS...........................................  (2,162)   (6,860)  (1,337)
ACCRUAL OF DIVIDENDS ON PREFERRED UNITS/STOCK......  (1,326)   (7,094)  (7,911)
                                                    -------  --------  -------
NET LOSS AVAILABLE TO COMMON UNITHOLDERS/
 STOCKHOLDERS...................................... $(3,488) $(13,954) $(9,248)
                                                    =======  ========  =======
BASIC LOSS PER COMMON UNIT/SHARE:
  Loss before cumulative effect of change in
   accounting principle............................ $ (0.88) $  (3.44) $ (1.06)
  Cumulative effect of change in accounting
   principle.......................................      --        --    (0.05)
                                                    -------  --------  -------
NET LOSS PER COMMON UNIT/SHARE..................... $ (0.88) $  (3.44) $ (1.11)
                                                    =======  ========  =======
DILUTED LOSS PER COMMON UNIT/SHARE:
  Loss before cumulative effect of change in
   accounting principle............................ $ (0.88) $  (3.44) $ (1.06)
  Cumulative effect of change in accounting
   principle.......................................      --        --    (0.05)
                                                    -------  --------  -------
NET LOSS PER COMMON UNIT/SHARE..................... $ (0.88) $  (3.44) $ (1.11)
                                                    =======  ========  =======
WEIGHTED AVERAGE NUMBER OF COMMON UNITS/SHARES
 OUTSTANDING:
  Basic............................................   3,960     4,059    8,355
                                                    =======  ========  =======
  Diluted..........................................   3,960     4,059    8,355
                                                    =======  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY

                       CONSOLIDATED STATEMENTS OF EQUITY

       (In thousands, except units/shares and unit/share dividend data)

                       Units/Shares          Par Value       Preferred   Additional Unitholder/
                   ---------------------- ----------------     Unit       Paid-In   Stockholder Accumulated Treasury
                   Preferred     Common   Preferred Common Subscriptions  Capital   Receivables   Deficit    Stock    Total
                   ----------  ---------- --------- ------ ------------- ---------- ----------- ----------- -------- --------
Balance, December
31, 1996.........     198,921   3,960,000    $--     $ --     $54,480     $     29   $(50,798)   $   (344)    $ --   $  3,367
 Net loss........          --          --     --       --          --           --         --      (2,162)      --     (2,162)
 Preferred unit
 dividends ($3.00
 per preferred
 unit)...........          --          --     --       --          --           --         --      (1,326)      --     (1,326)
 Preferred unit
 payments........     760,000          --     --       --          --           --     19,000          --       --     19,000
                   ----------  ----------    ---     ----     -------     --------   --------    --------     ----   --------
Balance, December
31, 1997.........     958,921   3,960,000     --       --      54,480           29    (31,798)     (3,832)      --     18,879
 Conversion to
 Spinnaker
 Exploration
 Company.........          --      97,200     10       20     (54,480)      54,450         --          --       --         --
                   ----------  ----------    ---     ----     -------     --------   --------    --------     ----   --------
                      958,921   4,057,200     10       20          --       54,479    (31,798)     (3,832)      --     18,879
 Net loss........          --          --     --       --          --           --         --      (6,860)      --     (6,860)
 Common stock
 issuance........          --      25,000     --       --          --          188         --          --       --        188
 Preferred stock
 subscriptions...          --          --     --       --          --       19,982    (19,982)         --       --         --
 Preferred stock
 dividends ($3.00
 per share)......          --          --     --       --          --           --         --      (7,094)      --     (7,094)
 Preferred stock
 payments........   2,071,999          --     20       --          --           --     51,780          --       --     51,800
                   ----------  ----------    ---     ----     -------     --------   --------    --------     ----   --------
Balance, December
31, 1998.........   3,030,920   4,082,200     30       20          --       74,649         --     (17,786)      --     56,913
 Net loss........          --          --     --       --          --           --         --      (1,337)      --     (1,337)
 Common stock
 split...........          --          --     --       20          --          (20)        --          --       --         --
 Common stock
 issuance........          --   9,076,096     --       91          --      111,260         --          --       --    111,351
 Exercise of
 stock options...          --       5,808     --       --          --           29         --          --       --         29
 Preferred stock
 dividends ($3.00
 per share)......          --          --     --       --          --           --         --      (7,911)      --     (7,911)
 Conversion of
 preferred stock
 to common
 stock...........  (3,030,920)  6,061,840    (30)      61          --          (31)        --          --       --         --
 Reinvestment of
 preferred stock
 dividends into
 common stock....          --   1,200,248     --       12          --       16,299         --          --       --     16,311
 Stock
 compensation
 costs...........          --          --     --       --          --          150         --          --       --        150
 Stock
 appreciation
 rights
 termination.....          --          --     --       --          --        1,651         --          --       --      1,651
 Treasury stock..          --          --     --       --          --           --         --          --      (55)       (55)
                   ----------  ----------    ---     ----     -------     --------   --------    --------     ----   --------
Balance, December
31, 1999.........          --  20,426,192    $--     $204     $    --     $203,987   $     --    $(27,034)    $(55)  $177,102
                   ==========  ==========    ===     ====     =======     ========   ========    ========     ====   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                      For the Year Ended
                                                         December 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................... $ (2,162) $ (6,860) $ (1,337)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation, depletion and amortization.....      417     3,175    21,001
    Write-down of natural gas and oil
     properties..................................       --     2,642        --
    Stock appreciation rights expense............       --        --     1,651
    Cumulative effect of change in accounting
     principle...................................       --        --       395
  Change in components of working capital:
    Accounts receivable..........................   (3,593)     (218)   (6,974)
    Accounts payable and accrued liabilities.....      (63)     (896)     (636)
    Other current assets and other...............     (122)     (619)      805
                                                  --------  --------  --------
      Net cash provided by (used in) operating
       activities................................   (5,523)   (2,776)   14,905

CASH FLOWS FROM INVESTING ACTIVITIES:
  Oil and gas properties.........................  (13,638)  (84,823)  (78,894)
  Change in property related payables............      342    17,178    (5,291)
  Purchases of other property and equipment......   (1,940)     (858)     (916)
                                                  --------  --------  --------
      Net cash used in investing activities......  (15,236)  (68,503)  (85,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.......................       --    19,000    53,000
  Payments on borrowings.........................       --        --   (72,000)
  Proceeds from issuance of common stock.........       --        --   108,720
  Common stock issuance costs....................       --        --    (1,109)
  Preferred stock dividends......................       --        --       (78)
  Proceeds from exercise of stock options........       --        --        29
  Acquisition of treasury stock..................       --        --       (55)
  Proceeds from issuance of preferred stock,
   net...........................................       --    51,738        --
  Preferred unit subscription payments, net......   18,863        --        --
                                                  --------  --------  --------
      Net cash provided by financing activities..   18,863    70,738    88,507
                                                  --------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................   (1,896)     (541)   18,311
CASH AND CASH EQUIVALENTS, beginning of year.....    4,578     2,682     2,141
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS, end of year........... $  2,682  $  2,141  $ 20,452
                                                  ========  ========  ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest, net of amounts
   capitalized................................... $     --  $     84  $  2,591
  Cash paid for income taxes.....................       --        --        --

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
  Reinvestment of preferred dividends payable
   into common stock............................. $     --  $     --  $ 16,311
  Issuance of common stock for amended seismic
   data rights...................................       --        --     2,900

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Nature of Operations and Formation:

 Organization and Nature of Operations

  Spinnaker Exploration Company, L.L.C. ("Spinnaker"), a Delaware limited liability company, was formed on December 20, 1996, and is engaged in the exploration, development and production of natural gas and oil properties in the U.S. Gulf of Mexico. Spinnaker was formed by WP Spinnaker Holdings, Inc. ("Holdings"), a subsidiary of Warburg, Pincus Ventures L.P. ("Warburg"), Seismic Energy Holdings, Inc. ("SEHI"), a subsidiary of Petroleum Geo-Services ASA ("PGS"), a Norwegian joint-stock company, and certain members of management of Spinnaker (collectively known as the "Investors").

 Formation

  As a part of the formation of Spinnaker, Warburg purchased 1,000,000 common units ("Common Units") at $0.0125 per Common Unit and agreed to subscriptions on preferred units ("Preferred Units") of up to $50.0 million at a price of $25.00 per unit, of which 151,746 Preferred Units were purchased at formation. PGS purchased 1,000,000 Common Units at $0.0125 per Common Unit and subscribed for up to $15.0 million of Preferred Units also at a price of $25.00 per unit, of which 45,093 Preferred Units were purchased at formation. PGS was only obligated to purchase an aggregate of $5.0 million Preferred Units unless Spinnaker sold additional Preferred Units to other investors. As a result, preferred stock subscriptions were recorded at approximately $54.5 million at inception. Additionally, PGS entered into a seismic data agreement ("Data Agreement") with Spinnaker dated December 20, 1996, whereby it agreed to transfer to Spinnaker certain rights to 3-D seismic data in consideration of Common Units. See Note 4. Management purchased 160,000 Common Units and agreed to subscriptions on Preferred Units of up to $798,000 at $25.00 per unit of which 2,352 units were purchased at formation. Property contributed by management related to this formation included cash of $9,726 and property resulting from expenditures made by Mr. Jarvis in anticipation of the formation of the Company. The total value, for purposes of the agreement, of the initial management contributions was $60,790. The 198,921 Preferred Units purchased at inception resulted in consideration received of approximately $5.0 million and net of $1.3 million in offering costs resulted in net proceeds of $3.7 million. Upon completion of the formation, beneficial ownership of the Common Units was 71%, 25% and 4% for PGS, Warburg, and management, respectively. Spinnaker accounted for the contribution of the Data Agreement at PGS' cost, which was immaterial. See Note 4.

 Change in Reporting Entity

  On January 6, 1998, Spinnaker Exploration Corp. ("Spinco"), a Delaware corporation, was formed by Spinnaker Exploration Company, L.L.C., with Mr. Jarvis acting as sole director until a board was elected. Contemporaneous with the formation of Spinco, the Investors, other than Warburg, contributed their respective Preferred Units and Common Units to Spinco and in exchange for such contributions, Spinco issued a like number of its shares of common stock, par value $0.01 per share ("Common Stock"), and Series A Convertible Preferred Stock ("Preferred Stock"), par value $0.01 per share. Warburg contributed all of its issued and outstanding common shares of Holdings to Spinco in exchange for shares of Common Stock and Preferred Stock of Spinco. As of January 6, 1998, the equity owners of Spinnaker were Spinco and Spinco's wholly owned subsidiary, Holdings. On April 27, 1998, Spinco filed an amendment to its certificate of incorporation with the State of Delaware to change its name from Spinco to Spinnaker Exploration Company ("Spinnaker" or the "Company"). As a part of the change in entity, SEHI was issued an additional 97,200 shares of Common Stock.

 Initial Public Offering

  On September 28, 1999, the Company priced its initial public offering of 8,000,000 shares of Common Stock and commenced trading the following day. After payment of underwriting discounts and commissions, the

                         SPINNAKER EXPLORATION COMPANY

Company received net proceeds of $108.7 million on October 4, 1999. With a portion of the proceeds, the Company retired all outstanding debt of $72.0 million. In connection with the initial public offering, the Company converted all outstanding Preferred Stock into shares of Common Stock, and certain shareholders reinvested preferred dividends payable of $16.3 million into shares of Common Stock.

2. Summary of Significant Accounting Policies:

 General

  The accompanying consolidated financial statements of Spinnaker Exploration Company have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

 Principles of Consolidation

  The accompanying consolidated financial statements include the activities and accounts of the Company, Spinnaker Exploration Company, L.L.C. and WP Spinnaker Holdings, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include depreciation, depletion and amortization of proved natural gas and oil properties. Natural gas and oil reserve estimates, which are the basis for unit-of-production DD&A and the full cost ceiling test, are inherently imprecise and are expected to change as future information becomes available.

 Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Other Current Assets

  Other current assets includes debt financing costs of $465,000 and $242,000 at December 31, 1998 and 1999, respectively, related to the $85 million and $25 million credit agreements, which are amortized to interest expense over the term of the related credit agreements. Amortization included in interest expense was $116,000 and $576,000 for the years ended December 31, 1998 and 1999, respectively. See Note 3.

 Natural Gas and Oil Properties

  The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of finding natural gas and oil are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and costs related to such activities. Exclusive of field-level costs, Spinnaker capitalized $1.3 million, $2.5 million and $2.5 million of internal costs in 1997, 1998 and 1999, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to natural gas and oil properties. Sales of natural gas and oil properties, whether

                         SPINNAKER EXPLORATION COMPANY
or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of natural gas and oil.

  The Company computes the provision for depreciation, depletion and amortization ("DD&A") of natural gas and oil properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related carrying costs are excluded from the amortization base until the properties associated with these costs are evaluated. The amortization base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values.

  The Company limits the capitalized costs of natural gas and oil properties, net of accumulated DD&A and related deferred taxes, to the estimated future net cash flows from proved natural gas and oil reserves discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of natural gas and oil properties in the quarter in which the excess occurs. At December 31, 1998, the Company recognized a non-cash write-down of natural gas and oil properties in the amount of $2.6 million pursuant to the ceiling limitation required by the full cost method of accounting for natural gas and oil properties, using prices as of April 9, 1999. The write-down was primarily the result of the precipitous decline in natural gas prices experienced in 1998. Using December 31, 1998 prices, the Company would have recognized a non-cash write-down of natural gas and oil properties in the amount of $13.0 million. The write-down was reduced due to the increase in natural gas and oil prices from December 31, 1998 through April 9, 1999.

  The costs of certain unevaluated leasehold acreage and wells drilled, but currently under evaluation, are not being amortized. Costs not being amortized are periodically assessed for possible impairments or reduction in value. If a reduction in value has occurred, costs being amortized are increased. Of the $40.7 million of net unproved property costs at December 31, 1999 excluded from the amortizable base, $5.7 million, $22.7 million and $12.3 million were incurred in 1997, 1998 and 1999, respectively. The majority of the costs will be evaluated over the next four years.

  Substantially all the Company's exploration activities are conducted jointly with others and, accordingly, the natural gas and oil property balances reflect only its proportionate interest in such activities.

 Other Property and Equipment

  Other property and equipment consists of computer hardware and software, office furniture and leasehold improvements. The Company is depreciating these assets using the straight-line method based upon estimated useful lives ranging from three to five years.

 Organization Costs

  As of December 31, 1998, Other assets included capitalized organization costs incurred by the Company in its initial formation. The Company was amortizing the start-up costs over a period of five years. Amortization expense for each of the years ended December 31, 1997 and 1998, was $126,000 and $132,000, respectively.

  On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires that costs for start-up activities and organization costs be expensed as incurred and not capitalized as had previously been allowed. SOP 98-5 is effective for financial statements for fiscal years beginning after 1998. The Company adopted this policy in the first quarter of 1999 and recorded a charge related to this accounting change of $395,000 in conjunction with the write-off of previously capitalized organization costs.

                         SPINNAKER EXPLORATION COMPANY

 Revenue Recognition Policy

  The Company records as revenue only that portion of production sold and allocable to its ownership interest in the related property. Imbalances arise when a purchaser takes delivery of more or less volume from a property than the Company's actual interest in the production from that property. Such imbalances are reduced either by subsequent recoupment of over-and-under deliveries or by cash settlement, as required by applicable contracts. Under-deliveries are included in Other assets and over-deliveries are included in Other liabilities.

 Income Taxes

  Prior to January 6, 1998, the Company was not a tax-paying entity for federal income tax purposes. The profit or loss of the Company for federal income tax reporting purposes was included in the income tax returns of the Investors. Accordingly, no recognition has been given to income taxes in the accompanying 1997 financial statements.

  Effective January 6, 1998, with the formation of Spinco, the Company became subject to federal income taxes and began to apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." See Notes 1 and 10. Under SFAS No. 109, deferred income taxes are recognized at each year-end for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The total provision for income taxes is the sum of taxes payable for the year and the change during the year in deferred tax assets and liabilities.

 Stock Split

  On September 1, 1999, the Company declared a two-for-one stock split on the Common Stock (the "Stock Split"). All references to the number of common units/shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the Stock Split for all periods presented.

 Financial Instruments and Hedging Activities

  The Company's financial instruments consist of cash and cash equivalents, receivables, payables and debt. The carrying amount of cash and cash equivalents, receivables, payables and debt approximates fair value because of the short-term nature of these items.

  The Company's commodity hedging policy permits the use of certain financial instruments and commodity contracts to mitigate its exposure to natural gas and oil price volatility. These financial instruments, which are placed with major financial institutions the Company believes are minimum credit risks, take the form of costless collars. These transactions are designated as hedges and accounted for on the accrual basis with realized gains and losses recognized in revenues when the related production occurs. The Company recognized approximately $751,000 of net hedging income during 1999. The Company's costless collars mature monthly through October 2000. The estimated fair value of the open collar arrangements in place at December 31, 1999 was an unrealized gain of approximately $968,000.

 Stock Options

  In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record

                         SPINNAKER EXPLORATION COMPANY
compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's Common Stock at the date of the grant over the amount an employee must pay to acquire the Common Stock. See Note 6.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and trade accounts receivable. Management believes that the credit risk posed by this concentration is offset by the creditworthiness of the Company's customer base.

 Risk Factors

  The Company's revenue, profitability, cash flow and future rate of growth is substantially dependent upon the price of and demand for natural gas, oil and natural gas liquids. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and crude oil, market uncertainty and a variety of additional factors that are beyond the control of the Company. Other factors that could affect the revenue, profitability, cash flow and future growth of the Company include its limited operating history and the incurrence of losses since formation, the inherent uncertainties in reserve estimates, the concentration of production and reserves in a small number of offshore properties, and the ability to finance growth and replace reserves. Spinnaker is also dependent upon the continued success of an exploratory drilling program and its ability to realize value from its Data Agreement. See Note 4.

 New Accounting Policies

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999; however, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An Amendment of FASB Statement No. 133" extended implementation to fiscal years beginning after June 15, 2000. Early adoption is permitted. The Company believes SFAS No. 133 will not have a significant impact on the consolidated financial statements.

3. Debt:

  In September 1998, the Company entered into an $85.0 million credit agreement ("Credit Agreement") with certain financial institutions. Proceeds from borrowings under the Credit Agreement were used to fund exploration and development activities. The Credit Agreement was secured by the Company's interests in natural gas and oil properties and by certain guarantees of PGS and Warburg. The stockholder guarantees for the Credit Agreement were $75.0 million, split evenly between PGS and Warburg. On a semi-annual basis, the Company's proved reserves were required to be evaluated to re-determine the borrowing base. If the borrowing base increased, the guarantees were permanently decreased dollar for dollar. If payments were made under a

                         SPINNAKER EXPLORATION COMPANY
guarantee, the balance due to the guarantor was immediately and automatically converted into equity of the Company at a rate of $15.00 per share.

  The Credit Agreement was comprised of three tranches, each with a specified interest rate. The weighted average interest rate for each of the PGS and the Warburg tranches was 5.67% in 1998 and 5.54% in 1999. The weighted average interest rate for the borrowing base tranche was 8.23% in 1998 and 7.45% in 1999. The overall weighted average interest rate for borrowings outstanding under the Credit Agreement was 6.54% in 1998 and 5.71% in 1999.

  Borrowings outstanding under the Credit Agreement as of October 4, 1999 were $72.0 million, of which $67.0 million was guaranteed by PGS and Warburg. Interest expense related to the Credit Agreement was $212,000 and $2.4 million for the years ended December 31, 1998 and 1999, respectively, excluding amounts related to the stock issuances for guarantees, as described below.

  In consideration for providing guarantees under the Credit Agreement, PGS and Warburg were entitled to receive, from time to time, Common Stock. Any related stock issuances were accounted for at the fair value of the guarantees provided. Such amounts were $188,000 and $840,000 for the years ended December 31, 1998 and 1999, respectively, and have been included in interest expense in the accompanying consolidated statements of operations.

  The Credit Agreement contained certain covenants and restrictive provisions, including limitations on the incurrence of additional debt or liens, the sales of property, the declaration or payment of dividends and the repurchase or redemption of capital stock, and the maintenance of certain financial ratios.

  On October 4, 1999, with proceeds from the initial public offering, the Company paid all outstanding borrowings of $72.0 million.

  The Credit Agreement was scheduled to mature on December 31, 1999; however, the Company amended and restated the original Credit Agreement on October 29, 1999. The $25.0 million Amended and Restated 364-Day Credit Agreement ("Amended Credit Agreement") among the Company, Bank of Montreal and Credit Suisse First Boston matures on October 27, 2000. The Company may borrow only up to the borrowing base, which is currently $16.0 million. On a semi-annual basis, the Company's proved reserves are required to be evaluated to re-determine the borrowing base. The Amended Credit Agreement contains covenants and restrictive provisions, including the following limitations, subject to some exceptions, where the Company:

  . may not incur any other indebtedness from borrowings, except for indebtedness of up to $1.0 million and indebtedness owed to guarantors of the Amended Credit Agreement;

  . may not incur any liens upon properties or assets other than permitted liens securing indebtedness of up to $1.0 million, pledges or deposits to secure hedging agreements up to $5.0 million and other liens in the ordinary course of business;

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

  . may not make or pay any dividend, distribution or payment in respect of capital stock nor purchase, redeem, retire, or permit any reduction or retirement of capital stock;

                         SPINNAKER EXPLORATION COMPANY

  . must maintain the ratio of consolidated current assets as of the end of each fiscal quarter to consolidated current liabilities other than debt under the Amended Credit Agreement as of the end of such fiscal quarter so that it is not less than 1.00 to 1.00;

  . may not enter into any hedging agreement unless the Company meets specified requirements including limits on the aggregate amounts maturing in any month under any floor hedging contracts and under any forward sales transactions.

4. Seismic Data Agreement:

  As part of the Company's formation, SEHI agreed to transfer to Spinnaker certain rights to 3-D seismic data in exchange for issuing 1,800,000 Common Units to SEHI pursuant to the Data Agreement dated December 20, 1996. See Notes 1 and 5. The Company also had the ability under the Data Agreement to acquire additional rights to 3-D seismic data in exchange for issuing additional Common Units to SEHI. SEHI's obligation to the Company in connection with the Data Agreement is guaranteed by its parent, PGS. In addition, the Company has agreed to purchase $2.0 million of seismic related services from PGS prior to December 31, 2002. The Company paid to PGS approximately $59,000, $122,000 and $318,000 in 1997, 1998 and 1999,
respectively, for seismic-related services.

  The Data Agreement was amended effective June 30, 1999. The amended Data Agreement modified the amount, type and geographic coverage of the data and related information made available to Spinnaker. In exchange for the amended rights under the Data Agreement, Spinnaker issued to PGS an additional 1,000,000 shares of Common Stock. This transaction has been accounted for at PGS' cost of $2.9 million, pursuant to Staff Accounting Bulletin No. 48.

5. Equity:

 Convertible Preferred Units/Stock

  On December 20, 1996, Spinnaker authorized 3,030,720 units of Series A Convertible Preferred Units, and on the same day sold 198,921 Preferred Units to the Investors for consideration of approximately $5.0 million, composed of cash and certain previously incurred organization costs. Offering costs of $1.3 million, consisting principally of investment banking fees, were incurred in connection with this transaction. In 1997, Spinnaker sold an additional 760,000 Preferred Units to the Investors for consideration of approximately $19.0 million.

  The Investors initially committed, subject to certain conditions, to purchase a total of up to approximately $65.8 million of Preferred Units. In 1998, the total capital commitment for the Investors was increased to $75.8 million, allocated as follows: $15.0 million to SEHI, $60.0 million to Holdings and $800,000 to management.

  On January 6, 1998, concurrent with the formation of Spinco, Spinco authorized 3,030,920 shares of Preferred Stock with a par value of $.01. All Preferred Units of Spinnaker, except those issued to Holdings, were contributed to Spinco in exchange for a like number of shares in Spinco's Preferred Stock. The Preferred Stock had a liquidation preference of $25.00 per share plus accrued dividends. Each share of Preferred Stock was convertible into two shares of Common Stock subject to certain anti-dilution provisions, upon one of the following: (a) at the holder's option, (b) by a vote of a majority of the board of directors and holders of the Preferred Stock representing at least 65% of the voting power of the Preferred Stock, or
(c) a qualified public offering. In the event of a qualified public offering, the Company, at its option, could have automatically converted the Preferred Stock into Common Stock if the Common Stock was sold for not less than 150% of the conversion price of $12.50, subject to adjustments in the event of stock dividends, stock splits, and issuance of shares below the $12.50 conversion price, etc.

                         SPINNAKER EXPLORATION COMPANY

  Dividends accrued at the rate of $3.00 per share and unpaid dividends compounded quarterly at a rate of 12% per annum until December 31, 2006, at which time, the rate would have decreased to $2.00 per share per annum thereafter if all dividends for the then prior periods had been declared and paid in full. Otherwise, the dividend rate would have increased to $5.00 per share per annum and the rate at which the dividends compound quarterly would have increased to an annual rate of 20% after December 31, 2006. At December 31, 1998, accrued dividends on the Preferred Stock were $8.5 million. Dividends were payable in cash on the earliest to occur of a qualified initial public offering, a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a change of control of the Company. The Preferred Stock was entitled to vote together with the Common Stock on an as converted basis. The Preferred Stock could have been redeemed by the Company on or after January 21, 2018 at a redemption price of $25.00 per share plus any accrued and unpaid dividends through the redemption date.

  The Preferred Stock had substantially the same economic terms as the Preferred Units had except that the dividend rate on the Preferred Units increased after December 31, 2006 to $5.00 per share and the Preferred Units could be redeemed by the Company after December 31, 2006.

  During 1998, Preferred Stock subscriptions increased by approximately $20.0 million as a result of Warburg increasing its Preferred Unit subscriptions by $10.0 million and PGS agreeing that it would be obligated to purchase an aggregate of $15.0 million of Preferred Stock rather than $5.0 million.

  In 1998, Spinnaker sold an additional 2,071,999 shares of Preferred Stock to the Investors for consideration of approximately $51.8 million, of which $11.0 million was sold during the first quarter. At December 31, 1996 and 1997, receivables on the conditional commitments for the sale of Preferred Units/Stock to the Investors were approximately $50.8 million and $31.8 million, respectively, and are presented as a reduction in equity. At December 31, 1998, all commitments from Investors for Preferred Stock had been fulfilled.

  In connection with the initial public offering, the Company converted all outstanding Preferred Stock into shares of Common Stock, and certain shareholders reinvested preferred dividends payable of $16.3 million into shares of Common Stock.

 Common Units/Stock

  In December 1996, Spinnaker authorized 14,701,440 Common Units, of which 3,960,000 were sold to the Investors on December 21, 1996, for consideration of $25,000 of cash, certain organization costs and a seismic data contribution agreement. See Note 4. The Common Units were subject to certain transfer restrictions, and holders of Common Units were bound by certain tax-sharing arrangements which had the effect of providing economic benefits to Holdings greater than would be expected in the absence of such agreement.

  The Company issued a total of 25,000 and 76,096 shares of Common Stock to PGS and Warburg in 1998 and 1999, respectively, under terms of the Credit Agreement related to the guarantor commitments of both parties. See Note 3.

  On January 6, 1998, concurrent with the formation of Spinco, Spinco authorized 14,399,040 shares of Common Stock with a par value of $.01 per share. All issued Common Units of Spinnaker, except for those issued to Holdings, were contributed to Spinco in exchange for a like number of shares in Spinco's Common Stock. In September 1998, the Company amended its certificate of incorporation and increased the number of authorized shares of Common Stock to 22,000,000.

  On September 28, 1999, the Company priced its initial public offering of 8,000,000 shares of Common Stock and commenced trading the following day. In connection with the initial public offering, the Company

                         SPINNAKER EXPLORATION COMPANY
converted all outstanding Preferred Stock into 6,061,840 shares of Common Stock, and certain shareholders reinvested preferred dividends payable of $16.3 million into 1,200,248 shares of Common Stock.

 Common Stock Split

  On August 31, 1999, the Company approved a two-for-one stock split on the Common Stock effective September 1, 1999. One additional share was issued for each share of Common Stock. Par value remained unchanged at $0.01 per share. In connection with the Stock Split, the Company amended the certificate of incorporation to increase the authorized number of shares of Common Stock to 50,000,000 shares.

6. Unit/Stock Option Agreements:

  On December 27, 1996, Spinnaker adopted its unit option plan, authorizing nonqualified options for the benefit of Spinnaker's officers and other key employees to acquire up to 2,480,000 Common Units, 1,520,000 at $5.00 per Common Unit and 960,000 at $15.63 per Common Unit. The maximum period for exercise of an option may not be more than ten years from the date of grant. Options granted vest and become exercisable in general at dates determined by the compensation committee, subject to the specific terms of the individual option agreements.

  On January 6, 1998, the unit options in the unit option plan were exchanged for stock options in Spinco. In connection with the exchange, all benefits, rights and obligations of the unit options were transferred to the stock options. In August 1998, the Company authorized additional options for the benefit of Spinnaker's officers and other key employees to acquire up to 3,040 shares of Common Stock at $5.00 per share and 356,920 shares of Common Stock at $15.63 per share.

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. In accordance with APB Opinion No. 25, compensation expense related to stock-based compensation included in general and administrative expense was zero for 1997 and 1998, respectively, and $150,000 for 1999. Had compensation cost for the Company's stock option compensation plans been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss available to common unitholders/stockholders and loss per common unit/share would have been as follows (in thousands, except per share amounts):

                                                     For the Year Ended
                                                        December 31,
                                                  ---------------------------
                                                   1997      1998      1999
                                                  -------  --------  --------
Pro forma net loss available to common
 unitholders/stockholders........................ $(3,517) $(14,172) $(10,950)
                                                  =======  ========  ========
Pro forma net loss per basic and diluted common
 unit/share...................................... $ (0.89) $  (3.49) $  (1.31)
                                                  =======  ========  ========

  For purposes of the SFAS No. 123 disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions for grants in 1997, 1998 and 1999 which, among others, include the following:

                                                    For the Year Ended December
                                                                31,
                                                   -----------------------------
                                                   1997     1998        1999
                                                   ----- ----------- -----------
Risk-free interest rate........................... 6.89% 4.96%-5.96% 4.67%-6.08%
Volatility factor.................................  0%       0%         54.8%
Dividend yield....................................  0%       0%          0%
Expected life of the options (years)..............  10       10          4.5

                         SPINNAKER EXPLORATION COMPANY

  Presented below is a summary of stock option activity.

                                                       Number of     Weighted
                                                        Shares       Average
                                                         Under    Exercise Price
                                                        Option      Per Share
                                                       ---------  --------------
Outstanding options at December 31, 1996.............. 1,388,800      $ 9.12
  Granted.............................................   809,200        9.09
                                                       ---------
Outstanding options at December 31, 1997.............. 2,198,000        9.10
  Granted.............................................   328,880        9.13
                                                       ---------
Outstanding options at December 31, 1998.............. 2,526,880        9.11
  Granted.............................................   866,574       14.74
  Exercised...........................................    (5,872)       4.97
  Canceled............................................    (4,608)       9.29
                                                       ---------
Outstanding options at December 31, 1999.............. 3,382,974      $10.56
                                                       =========
Exercisable, December 31,
  1997................................................   717,360      $ 9.11
  1998................................................ 1,222,736      $ 9.11
  1999................................................ 1,919,019      $ 9.62

  At December 31, 1999, the following options were outstanding and exercisable and had the indicated weighted average remaining contractual lives:

      Outstanding               Exercisable
------------------------- ------------------------
                                                                   Weighted
                                                                    Average
              Weighted                 Weighted       Range of     Remaining
              Average                  Average        Exercise    Contractual
Number of  Exercise Price Number of Exercise Price   Prices Per      Life
 Options     Per Share     Options    Per Share        Share        (Years)
---------  -------------- --------- -------------- -------------- -----------
1,536,400      $ 4.96     1,067,528     $ 4.98     $ 2.50--$ 5.00     7.2
1,846,574      $15.21       851,491     $15.44     $14.50--$15.63     8.4

  Stock option grants vest ratably over four years, with 20% vesting on the date of grant and 20% vesting in each of the succeeding four years. Stock options vest fully in the event of a change in control of the Company.

  Additionally, the stock option agreements of two of the Company's officers provided that they could elect to have the Company deliver shares equal to the appreciation in the value of the stock over the option price in lieu of purchasing the amount of shares under option. Based on management's estimate of the share value of the Company, compensation expense of approximately $1.7 million was recorded in 1999 related to the stock appreciation rights of the stock option agreements. In July 1999, these two officers agreed to eliminate the stock appreciation rights feature of their stock option agreements.

                         SPINNAKER EXPLORATION COMPANY

7. Earnings Per Unit/Share:

  Basic and diluted net loss per unit/share is computed based on the following information (in thousands, except per share amounts):

                                                         For the Year Ended
                                                            December 31,
                                                      --------------------------
                                                       1997      1998     1999
                                                      -------  --------  -------
Numerator:
  Net loss available to common
   unitholders/stockholders.......................... $(3,488) $(13,954) $(9,248)
                                                      =======  ========  =======
Denominator:
  Basic earnings per unit/share--weighted average
   units/shares......................................   3,960     4,059    8,355
                                                      =======  ========  =======
  Dilutive securities:
    Unit/stock options...............................      --        --       --
    Preferred units/stock............................      --        --       --
                                                      -------  --------  -------
  Dilutive potential common unit/shares..............      --        --       --
                                                      -------  --------  -------
  Diluted earnings per unit/share--adjusted weighted
   average units/shares and assumed conversions......   3,960     4,059    8,355
                                                      =======  ========  =======
Net loss per common unit/share:
  Basic:
    Loss before cumulative effect of change in
     accounting principle............................ $ (0.88) $  (3.44) $ (1.06)
    Cumulative effect of change in accounting
     principle.......................................      --        --    (0.05)
                                                      -------  --------  -------
  Net loss per common unit/share..................... $ (0.88) $  (3.44) $ (1.11)
                                                      =======  ========  =======
  Diluted:
    Loss before cumulative effect of change in
     accounting principle............................ $ (0.88) $  (3.44) $ (1.06)
    Cumulative effect of change in accounting
     principle.......................................      --        --    (0.05)
                                                      -------  --------  -------
  Net loss per common unit/share..................... $ (0.88) $  (3.44) $ (1.11)
                                                      =======  ========  =======

  For purposes of the diluted earnings per unit/share calculation, the Preferred Units/Stock and unit/stock options are considered anti-dilutive and are therefore not considered in the above calculation.

8. Major Customers:

  The Company had natural gas and oil sales to one customer accounting for 100% of total natural gas and oil revenues for the years ended December 31, 1997 and 1998, respectively. The Company had natural gas and oil revenues to two customers, accounting for 68% and 32%, respectively, of total natural gas and oil revenues for the year ended December 31, 1999.

9. Related-Party Transactions:

  As part of the Company's formation, SEHI agreed to transfer limited rights to 3-D seismic data to Spinnaker in exchange for issuing Common Units to SEHI. See Note 4. The Common Units were exchanged for shares of Common Stock upon the formation of Spinco. Additionally, the Company paid to PGS approximately $59,000, $122,000 and $318,000 in 1997, 1998 and 1999, respectively, for seismic-related services.

  The Data Agreement was amended effective June 30, 1999. In exchange for the amended rights under the Data Agreement, Spinnaker issued to PGS an additional 1,000,000 shares of Common Stock. See Note 4.

                         SPINNAKER EXPLORATION COMPANY

  From September 30, 1998 through October 4, 1999, PGS and Warburg provided certain guarantees for the Credit Agreement totaling $75.0 million. See Note 3.

10. Income Taxes:

  Effective with the formation of Spinco, the Company became subject to federal income taxes. The formation of Spinco required the Company to establish a deferred tax liability, which resulted in a one-time non-cash charge to income of $1.7 million. During 1998, the Company generated additional operating losses and the related tax benefits offset this amount. No net income tax benefit was recognized in 1998 or 1999 due to the uncertainty of future operating income as the Company has not established a history of net operating income. Net operating loss carryforwards of $23.0 million and $3.6 million expire in 2018 and 2019, respectively.

  The significant items giving rise to the deferred income tax assets and liabilities are as follows (in thousands):

                                                                At December
                                                                    31,
                                                               ---------------
                                                                1998     1999
                                                               -------  ------
      Deferred income tax liabilities:
        Basis differences in natural gas and oil properties... $20,193  $9,063
        Other.................................................     138      56
                                                               -------  ------
          Total deferred income tax liabilities...............  20,331   9,119

      Deferred income tax assets:
        Net operating losses..................................  20,789   9,304
        Other.................................................     274     414
                                                               -------  ------
          Total deferred income tax assets....................  21,063   9,718
      Valuation allowance.....................................    (732)   (599)
                                                               -------  ------
      Net deferred income tax assets..........................  20,331   9,119
                                                               -------  ------
      Net deferred income tax liabilities..................... $    --  $   --
                                                               =======  ======

  The difference between the provision for income taxes and the amount that would be determined by applying the statutory federal income tax rate of 35% to the loss before income taxes is analyzed as below (in thousands):

                                                                For the Year
                                                                    Ended
                                                                December 31,
                                                                --------------
                                                                 1998    1999
                                                                -------  -----
      Federal income tax benefit at statutory rates............ $(2,400) $(468)
      Non-deductible compensation expense .....................      --    558
      Increase in non-deductible expenses and other............      --     43
      Increase resulting from change in tax status.............   1,668     --
      Valuation allowance......................................     732   (133)
                                                                -------  -----
        Total provision........................................ $    --  $  --
                                                                =======  =====

11. Commitments and Contingencies:

  The Company is, from time to time, party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

                         SPINNAKER EXPLORATION COMPANY

 Seismic Data Agreement

  The Company has agreed to purchase $2,000,000 of seismic related services from PGS prior to December 31, 2002. The Company paid to PGS approximately $59,000, $122,000 and $318,000 in 1997, 1998 and 1999, respectively, for seismic-related services.

 Employment Contracts

  As of December 31, 1997, 1998 and 1999, the Company had employment contracts with its chief executive officer and chief financial officer which provide for annual base salaries, bonus compensation and various benefits. The contracts provide for the continuation of salary and benefits for the respective terms of the agreements in the event of termination of employment for various reasons, and whether by the Company or the employee. These agreements initially expire on December 31, 2000, but are subject to automatic annual extensions unless terminated. Compensation expense pertaining to officers of the Company is charged to general and administrative expense.

 Employee 401(k) Retirement Plan

  In July 1998, the Company instituted a 401(k) retirement and profit sharing plan ("Plan") for its employees. The Plan provides that all qualified employees may defer the maximum income allowed under current tax law. The Plan covers all employees at least 21 years of age who have completed at least six months of service subsequent to employment. The Company may make discretionary contributions allocated to eligible participants. No discretionary contributions were made in 1998 and 1999.

 Leases

  The Company leases administrative offices under non-cancelable operating leases expiring in 2002. Certain of the lease agreements require that the Company pay for utilities, maintenance and other operational expenses of the building. Additionally, the leases contain escalation clauses. Minimum future obligations under non-cancelable operating leases at December 31, 1999 for the following five years are $435,000, $444,000, $190,000, $12,000 and $11,000, respectively.

                         SPINNAKER EXPLORATION COMPANY

12. Pro Forma Financial Information (Unaudited)

  The pro forma condensed consolidated statements of operations for the years ended December 31, 1998 and 1999 assume the completion of the initial public offering, the conversion of each share of Preferred Stock into two shares of Common Stock, the reinvestment of Preferred Stock dividends into shares of Common Stock and the retirement of all outstanding debt occurred on January 1, 1998 and 1999, respectively, and are as follows (in thousands, except per share data):

                                                               For the Year
                                                              Ended December
                                                                    31,
                                                              ----------------
                                                               1998     1999
                                                              -------  -------
                                                                (Pro Forma)
Revenues..................................................... $ 3,298  $34,258
Expenses.....................................................  10,100   32,923
                                                              -------  -------
Income (loss) from operations................................  (6,802)   1,335
Other income (expense).......................................     458     (269)
                                                              -------  -------
Income (loss) before income taxes............................  (6,344)   1,066
  Income tax provision.......................................      --       --
                                                              -------  -------
Income (loss) before cumulative effect of change in
 accounting principle........................................  (6,344)   1,066
  Cumulative effect of change in accounting principle........      --     (395)
                                                              -------  -------
Pro forma net income (loss).................................. $(6,344) $   671
                                                              =======  =======
Pro forma basic income (loss) per common share:
  Income (loss) before cumulative effect of change in
   accounting principle...................................... $ (0.45) $  0.05
  Cumulative effect of change in accounting principle........      --    (0.02)
                                                              -------  -------
Pro forma net income (loss) per common share................. $ (0.45) $  0.03
                                                              =======  =======
Pro forma diluted income (loss) per common share:
  Income (loss) before cumulative effect of change in
   accounting principle...................................... $ (0.45) $  0.05
  Cumulative effect of change in accounting principle........      --    (0.02)
                                                              -------  -------
Pro forma net income (loss) per common share................. $ (0.45) $  0.03
                                                              =======  =======
Pro forma weighted average number of common shares
 outstanding:
  Basic......................................................  14,078   19,274
                                                              =======  =======
  Diluted....................................................  14,078   19,926
                                                              =======  =======

  The pro forma condensed consolidated statement of operations for the year ended December 31, 1998 reflects adjustments of approximately $516,000 to eliminate interest expense as a result of the retirement of all outstanding debt and $7.1 million to eliminate dividends as a result of the conversion of each share of Preferred Stock into two shares of Common Stock.

  The pro forma condensed consolidated statement of operations for the year ended December 31, 1999 reflects adjustments of approximately $3.0 million and $966,000 to eliminate interest expense and capitalized interest as a result of the retirement of all outstanding debt and $7.9 million to eliminate dividends as a result of the conversion of each share of Preferred Stock into two shares of Common Stock.

  The pro forma weighted average number of common shares outstanding includes adjustments for the issuance of Common Stock in connection with the initial public offering, the conversion of each share of Preferred Stock into two shares of Common Stock, the reinvestment of Preferred Stock dividends into shares of Common Stock and an adjustment to shares issued to PGS and Warburg as consideration for providing guarantees under the Credit Agreement.

                         SPINNAKER EXPLORATION COMPANY

13. Quarterly Financial Data (Unaudited):

  Quarterly operating results for the years ended December 31, 1998 and 1999 are summarized as follows (in thousands, except per share amounts):

                                             For the Quarter Ended
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                 --------- --------  ------------- ------------
                                                  (Unaudited)
1998:
Revenues.......................   $   249  $   712      $   603      $ 1,734
Loss from operations...........    (1,015)  (2,002)        (470)      (3,315)
Net loss.......................      (959)  (1,925)        (426)      (3,550)
Net loss available to common
 stockholders..................    (1,854)  (3,528)      (2,549)      (6,023)
Net loss per basic and diluted
 common share..................   $ (0.46) $ (0.87)     $ (0.63)     $ (1.48)

1999:
Revenues.......................   $ 1,839  $ 7,744      $10,300      $14,375
Income (loss) from operations..    (1,193)  (2,019)       1,321        3,226
Net income (loss)..............    (2,009)  (2,886)         249        3,309
Net income (loss) available to
 common stockholders...........    (4,502)  (5,481)      (2,453)       3,188
Net income (loss) per basic and
 diluted common share..........   $ (1.10) $ (1.33)     $ (1.48)     $  0.16

  The fourth quarter of 1998 includes a write-down of natural gas and oil properties of $2.6 million. The first quarter of 1999 includes a charge of $395,000 related to a change in accounting principle associated with previously capitalized organization costs. The second quarter of 1999 includes compensation expense of approximately $1.7 million related to the stock appreciation rights of two of the Company's officers' stock option agreements. See Note 6. The 1998 and first two quarters of 1999 net loss per share amounts have been retroactively adjusted for the Stock Split.

  For purposes of the diluted earnings per share calculation, the Preferred Stock and stock options are considered anti-dilutive and are therefore not considered in the net loss per share calculations.

                         SPINNAKER EXPLORATION COMPANY

14. Supplementary Financial Information on Natural Gas and Oil Exploration, Development and Production Activities (Unaudited):

  The following tables set forth certain historical costs and operating information related to the Company's natural gas and oil producing activities.

 Capitalized Costs and Costs Incurred

  Capitalized costs and costs incurred related to natural gas and oil producing activities are summarized below (in thousands):

                                     For the Year
                                    Ended December
                                         31,
                                   -----------------
                                    1998      1999
                                   -------  --------
      Capitalized costs:
        Proved properties......... $71,091  $141,455
        Unproved properties not
         being amortized..........  28,383    40,696
                                   -------  --------
          Total...................  99,474   182,151
      Accumulated depreciation,
       depletion and
       amortization...............  (5,448)  (26,236)
                                   -------  --------
          Net capitalized costs... $94,026  $155,915
                                   =======  ========

                                                          For the Year Ended
                                                             December 31,
                                                        -----------------------
                                                         1997    1998    1999
                                                        ------- ------- -------
      Property acquisition costs:
        Unproved....................................... $ 4,458 $15,791 $13,911
        Proved.........................................      --      --      --
      Exploration costs(a).............................   7,116  46,620  45,152
      Development costs(b).............................   2,422  23,067  23,614
                                                        ------- ------- -------
          Total costs incurred......................... $13,996 $85,478 $82,677
                                                        ======= ======= =======

--------
(a) Includes seismic data acquisitions of $1.4 million, $2.5 million and $10.5 million in 1997, 1998 and 1999, respectively.
(b) Includes costs of completions, platforms, facilities and pipelines associated with exploratory wells.

 Estimates of Proved Natural Gas and Oil Reserves

  Proved natural gas and oil reserve quantities at December 31, 1997, 1998 and 1999, and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company, L.P., independent petroleum consultants. Such estimates have been prepared in accordance with guidelines established by the Commission.

  Proved reserves are estimated quantities of natural gas and oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods.

                         SPINNAKER EXPLORATION COMPANY

  The Company's net ownership in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves, all of which are located in the Gulf of Mexico, are summarized below:

                                                          Millions of Cubic
                                                         Feet of Natural Gas
                                                           at December 31,
                                                        -----------------------
                                                         1997    1998    1999
                                                        ------  ------  -------
Proved developed and undeveloped reserves--
  Beginning of year....................................     --  12,607   50,946
    Extensions and discoveries......................... 12,677  40,014   43,270
    Revisions of previous estimates....................     --      --    7,776
    Production.........................................    (70) (1,675) (11,962)
                                                        ------  ------  -------
  End of year.......................................... 12,607  50,946   90,030
                                                        ======  ======  =======
Proved developed reserves at the end of year...........  5,615  30,806   50,756
                                                        ======  ======  =======

                                                         Barrels of Oil,
                                                     Condensate and Natural
                                                         Gas Liquids at
                                                          December 31,
                                                    ---------------------------
                                                     1997     1998      1999
                                                    -------  -------  ---------
Proved developed and undeveloped reserves--
  Beginning of year................................      --  125,128    470,023
    Extensions and discoveries..................... 125,230  356,982  2,039,245
    Revisions of previous estimates................      --       --     82,981
    Production.....................................    (102) (12,087)  (180,417)
                                                    -------  -------  ---------
  End of year...................................... 125,128  470,023  2,411,832
                                                    =======  =======  =========
Proved developed reserves at the end of year.......  46,122  318,087    384,276
                                                    =======  =======  =========

 Standardized Measure

  The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved natural gas and oil reserves as of year-end is shown below (in thousands):

                                                     For the Year Ended
                                                        December 31,
                                                  ---------------------------
                                                   1997      1998      1999
                                                  -------  --------  --------
Future cash inflows.............................. $31,086  $ 99,436  $275,539
Future operating expenses........................  (1,460)  (16,562)  (36,396)
Future development costs.........................  (6,424)  (18,059)  (48,717)
                                                  -------  --------  --------
Future net cash flows............................  23,202    64,815   190,426
10% annual discount per annum....................  (4,221)  (12,706)  (38,862)
                                                  -------  --------  --------
Standardized measure of discounted future net
 cash flows (a).................................. $18,981  $ 52,109  $151,564
                                                  =======  ========  ========

--------
(a) Net operating loss carryforwards and basis in natural gas and oil properties have eliminated the requirement for future income taxes.

  Future cash flows are computed by applying year-end prices of natural gas and oil to year-end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the proved natural gas and oil reserves at the end of the year, based on the year-end costs and assuming

                         SPINNAKER EXPLORATION COMPANY
continuation of existing economic conditions. Future income taxes are based on year-end statutory rates, adjusted for tax basis and applicable tax credits. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company's natural gas and oil properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

 Changes in Standardized Measure

  Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below (in thousands):

                                                       For the Year Ended
                                                          December 31,
                                                    --------------------------
                                                     1997     1998      1999
                                                    -------  -------  --------
Standardized measure, beginning of year............ $    --  $18,981  $ 52,109
  Extensions and discoveries, net of related
   costs...........................................  19,110   35,952    75,572
  Sales of natural gas and oil produced, net of
   production costs................................    (129)  (2,824)  (28,097)
  Net changes in prices and production costs.......      --   (4,329)   22,869
  Change in future development costs...............      --    2,713    (1,957)
  Development costs incurred during the period that
   reduced future development costs................      --    2,246    14,494
  Revisions of quantity estimates..................      --       --    13,624
  Accretion of discount............................      --    1,898     5,211
  Change in production rates and other.............      --   (2,528)   (2,261)
                                                    -------  -------  --------
Standardized measure, end of year.................. $18,981  $52,109  $151,564
                                                    =======  =======  ========

  Sales of natural gas and oil, net of related operating expenses, are based on historical pre-tax results. Sales of natural gas and oil properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pretax discounted basis, while the accretion of discount is presented on an after-tax basis.

                                 EXHIBIT INDEX

 Exhibit
  Number                               Description
 -------                               -----------
    3.1*  --Certificate of Incorporation of Spinnaker, as amended.

    3.2*  --Bylaws of Spinnaker.

    4.1*  --Specimen Common Stock certificate.

   10.1*  --Second Amended and Restated Data Contribution Agreement between
           Petroleum Geo-Services ASA, Seismic Energy Holdings, Inc., Spinnaker
           Exploration Company, L.L.C. and Spinnaker dated June 30, 1999.

   10.2*  --Amended and Restated 1998 Spinnaker Stock Option Plan.

   10.3*  --Amended and Restated Stockholders Agreement by and among Spinnaker,
           Warburg, Pincus Ventures, Petroleum Geo-Services, Roger L. Jarvis,
           James M. Alexander, William D. Hubbard, Kelly M. Barnes and the other stockholders of Spinnaker (including the Registration Rights
           Agreement as Exhibit A to the Stockholders Agreement).

   10.4* --Credit Agreement for an $85 million credit facility between Spinnaker and Credit Suisse First Boston, Bank of Montreal and Bank of America dated September 30, 1998, as amended.

 10.4.1** --Amended and Restated 364-Day Credit Agreement dated as of October
           29, 1999 among Spinnaker Exploration Company, L.L.C., as borrower and certain financial institutions, as lenders, Bank of Montreal, as administrative agent and Credit Suisse First Boston, as documentation agent.

   10.5*  --Form of Lock-Up Agreement.

   10.6*  --Employment Agreement between Spinnaker and Roger L. Jarvis dated
           December 20, 1996, as amended.

   10.7*  --Employment Agreement between Spinnaker and James M. Alexander dated
           December 20, 1996, as amended.

   10.8*  --Employment Agreement between Spinnaker and William D. Hubbard dated
           February 24, 1997, as amended.

   10.9*  --Employment Agreement between Spinnaker and Kelly M. Barnes dated
           February 24, 1997, as amended.

   10.10* --1999 Spinnaker Stock Incentive Plan.

   10.11* --1999 Spinnaker Employee Stock Purchase Plan.

   10.12* --Form of Indemnification Agreement.

   21.1*  --Subsidiaries of Spinnaker Exploration Company.

   23.1   --Consent of Arthur Andersen LLP.

   23.2   --Consent of Ryder Scott Company, L.P.

   27     --Financial Data Schedule.

--------
 * Incorporated herein by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (Commission File No. 333-83093).
** Incorporated herein by reference to the exhibit filed with the Company's
   Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.