Form 10-Q
period 2000-03-31
SPINNAKER EXPLORATION CO
filed 2000-05-12
CIK 1089697

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ______
    -----

As of May 10, 2000, there were 20,500,120 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                         SPINNAKER EXPLORATION COMPANY
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000



                                                                        Page
                                                                        ----
PART I -  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

   Consolidated Balance Sheets
     December 31, 1999 and March 31, 2000....................................  3

   Consolidated Statements of Operations
     Three Months Ended March 31, 1999 and 2000..............................  4

   Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1999 and 2000..............................  5

   Notes to Interim Consolidated Financial Statements........................  6


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................  8

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 12


PART II - OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................... 13

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................... 13

SIGNATURES................................................................... 14

EXHIBIT INDEX................................................................ 15


                         SPINNAKER EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                               DECEMBER 31,              MARCH 31,
                                                                                                 1999                     2000
                                                                                          ------------------      ------------------
                                      ASSETS                                                                          (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents................................................................          $ 20,452              $  7,633
 Accounts receivable......................................................................            10,795                18,571
 Other....................................................................................               879                 1,555
                                                                                          ------------------      ----------------
     Total current assets.................................................................            32,126                27,759

PROPERTY AND EQUIPMENT:
 Oil and gas, on the basis of full-cost accounting:
  Proved properties.......................................................................           141,455               177,759
  Unproved properties and properties under development, not being amortized...............            40,696                41,885
 Other....................................................................................             3,714                 4,416
                                                                                          ------------------      ----------------
                                                                                                     185,865               224,060
 Less - Accumulated depreciation, depletion and amortization..............................           (28,468)              (36,550)
                                                                                          ------------------     -----------------
     Total property and equipment.........................................................           157,397               187,510

OTHER ASSETS..............................................................................                30                    30
                                                                                          ------------------     -----------------
     Total assets.........................................................................          $189,553              $215,299
                                                                                          ==================      ================

                                   LIABILITIES AND EQUITY
CURRENT LIABILITIES:
 Accounts payable.........................................................................          $  4,509              $ 12,378
 Accrued liabilities......................................................................             7,942                22,389
                                                                                          ------------------     -----------------
     Total current liabilities............................................................            12,451                34,767

COMMITMENTS AND CONTINGENCIES

EQUITY:
 Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and
   outstanding at December 31, 1999 and March 31, 2000, respectively......................                --                    --
 Common stock, $0.01 par value; 50,000,000 shares authorized; 20,426,192 shares issued and 20,404,336 shares outstanding at December 31, 1999 and 20,486,152
   shares issued and 20,464,296 shares outstanding at March 31, 2000......................               204                   205
 Additional paid-in capital...............................................................           203,987               204,330
 Accumulated deficit......................................................................           (27,034)              (23,948)
 Less: Treasury stock, at cost, 21,856 shares at December 31, 1999 and March 31, 2000,
     respectively.........................................................................               (55)                  (55)
                                                                                          ------------------     -----------------
     Total equity.........................................................................           177,102               180,532
                                                                                          ------------------     -----------------
     Total liabilities and equity.........................................................          $189,553              $215,299
                                                                                          ==================      ================


  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                      FOR THE THREE MONTHS
                                                                                                          ENDED MARCH 31,
                                                                                              -----------------------------------
                                                                                                   1999                   2000
                                                                                              ------------          -------------
REVENUES..................................................................................         $ 1,839                $13,867
EXPENSES:
 Lease operating expenses.................................................................             240                  1,609
 Depreciation, depletion and amortization - natural gas and oil properties................           1,617                  7,765
 Depreciation and amortization - other....................................................              47                     69
 General and administrative...............................................................           1,128                  1,498
                                                                                              ------------          -------------
     Total expenses.......................................................................           3,032                 10,941
                                                                                              ------------          -------------
INCOME (LOSS) FROM OPERATIONS.............................................................          (1,193)                 2,926
OTHER INCOME (EXPENSE):
 Interest income..........................................................................              46                    244
 Interest expense.........................................................................            (874)                   (84)
 Capitalized interest.....................................................................             407                     --
                                                                                              ------------          -------------
     Total other income (expense).........................................................            (421)                   160
                                                                                              ------------          -------------
INCOME (LOSS) BEFORE INCOME TAXES.........................................................          (1,614)                 3,086
 Income tax provision.....................................................................              --                     --
                                                                                              ------------          -------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.....................................................................          (1,614)                 3,086
 Cumulative effect of change in accounting principle......................................            (395)                    --
                                                                                              ------------          -------------
NET INCOME (LOSS).........................................................................          (2,009)                 3,086
ACCRUAL OF DIVIDENDS ON PREFERRED STOCK...................................................          (2,493)                    --
                                                                                              ------------          -------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS........................................    $     (4,502)         $       3,086
                                                                                              ============          =============

BASIC INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before cumulative effect of change in accounting principle.................    $      (1.00)         $        0.15
 Cumulative effect of change in accounting principle......................................           (0.10)                    --
                                                                                              ------------          -------------
NET INCOME (LOSS) PER COMMON SHARE........................................................    $      (1.10)         $        0.15
                                                                                              ============          =============

DILUTED INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before cumulative effect of change in accounting principle.................    $      (1.00)         $        0.15
 Cumulative effect of change in accounting principle......................................           (0.10)                    --
                                                                                              ------------          -------------
NET INCOME (LOSS) PER COMMON SHARE........................................................    $      (1.10)         $        0.15
                                                                                              ============          =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
 Basic....................................................................................           4,095                 20,417
                                                                                              ------------          -------------
 Diluted..................................................................................           4,095                 21,259
                                                                                              ============          =============

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                         FOR THE THREE MONTHS
                                                                                                             ENDED MARCH 31,
                                                                                                        ----------------------
                                                                                                          1999          2000
                                                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................................................................              $ (2,009)     $  3,086
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation, depletion and amortization................................................                 1,664         7,834
  Cumulative effect of change in accounting principle.....................................                   395            --
 Change in components of working capital:
  Accounts receivable.....................................................................                (4,314)       (7,776)
  Accounts payable and accrued liabilities................................................                 6,202         8,329
  Other current assets and other..........................................................                (1,390)         (648)
                                                                                                        --------      --------
     Net cash provided by operating activities............................................                   548        10,825

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas properties...................................................................               (16,262)      (37,245)
 Change in property related payables......................................................               (14,000)       13,987
 Purchases of other property and equipment................................................                  (123)         (702)
                                                                                                        --------      --------
     Net cash used in investing activities................................................               (30,385)      (23,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings.................................................................                28,000            --
 Proceeds from exercise of stock options..................................................                    --           316
                                                                                                        --------      --------
     Net cash provided by financing activities............................................                28,000           316
                                                                                                        --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................                (1,837)      (12,819)
CASH AND CASH EQUIVALENTS, beginning of year..............................................                 2,141        20,452
                                                                                                        --------      --------
CASH AND CASH EQUIVALENTS, end of period..................................................              $    304      $  7,633
                                                                                                        ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000



1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Spinnaker Exploration Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    The initial public offering closed on October 4, 1999 and is not reflected in the accompanying consolidated financial statements for the three months ended March 31, 1999. Pro forma financial information for the three months ended March 31, 1999 assumes the completion of the initial public offering, the conversion of each share of Preferred Stock into two shares of Common Stock, the reinvestment of Preferred Stock dividends into shares of Common Stock and the retirement of all outstanding debt occurred on January 1, 1999 (in thousands, except per share data).

  Pro forma net loss...............................................................................                    $(1,711)
                                                                                                               ===============


Pro forma basic and diluted loss per common share:
 Loss before cumulative effect of change in accounting principle...................................                    $ (0.07)
 Cumulative effect of change in accounting principle...............................................                      (0.02)
                                                                                                               ---------------
  Pro forma net loss per common share..............................................................                    $ (0.09)
                                                                                                                ==============


Pro forma weighted average number of common shares outstanding - basic and diluted.................                     18,766
                                                                                                                ==============


3.  ORGANIZATION COSTS

    As of December 31, 1998, "other assets" included capitalized organization costs incurred by the Company in its initial formation. The Company was amortizing the start-up costs over a period of five years. On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires that costs for start-up activities and organization costs be expensed as incurred and not capitalized as had previously been allowed. SOP 98-5 is effective for financial statements for fiscal years beginning after 1998. The Company adopted this policy in the first quarter of 1999 and recorded a charge related to this accounting change of $395,000 in conjunction with the write-off of previously capitalized organization costs.

4. EARNINGS PER SHARE

   Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):

                                                                                                         FOR THE THREE MONTHS
                                                                                                            ENDED MARCH 31,
                                                                                                        -----------------------
                                                                                                          1999           2000
                                                                                                        -------         -------
Numerator:
 Net income (loss) available to common stockholders.............................................        $(4,502)        $ 3,086
                                                                                                        =======         =======
Denominator:
 Basic earnings per share - weighted average shares.............................................          4,095          20,417
                                                                                                        =======         =======
 Dilutive securities:
  Stock options.................................................................................             --             842
                                                                                                        -------         -------
 Dilutive potential common shares...............................................................             --             842
                                                                                                        -------         -------
 Diluted earnings per share - adjusted weighted average shares and assumed conversions..........          4,095          21,259
                                                                                                        =======         =======

Net income (loss) per common share:
 Basic:
  Income (loss) before cumulative effect of change in accounting principle......................        $ (1.00)        $  0.15
  Cumulative effect of change in accounting principle...........................................          (0.10)             --
                                                                                                        -------         -------
 Net income (loss) per common share.............................................................        $ (1.10)        $  0.15
                                                                                                        =======         =======

 Diluted:
  Income (loss) before cumulative effect of change in accounting principle......................        $ (1.00)        $  0.15
  Cumulative effect of change in accounting principle...........................................          (0.10)             --
                                                                                                        -------         -------
 Net income (loss) per common share.............................................................        $ (1.10)        $  0.15
                                                                                                        =======         =======

5. SUBSEQUENT EVENT - CREDIT FACILITY

  Subsequent to March 31, 2000, the Company entered into letter agreements with TD Securities (USA) Inc. ("TDSI") and Credit Suisse First Boston ("CSFB") whereby TDSI and CSFB will provide to the Company a $75.0 million senior secured revolving credit facility ("Credit Facility") with an initial borrowing base of $40.0 million. The Credit Facility, which is subject to the negotiation of mutually satisfactory definitive agreements, will be used for working capital, letters of credit and general business purposes and will replace the $25.0 million Amended and Restated 364-Day Credit Agreement ("Amended Credit Agreement") which is scheduled to mature in October 2000. At March 31, 2000, the Company had no borrowings outstanding under the Amended Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   Forward-Looking Statements and Assumptions

  Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements. These statements express, or are based on, the Company's expectations about future events. These include such matters as:

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

  There are many factors that could cause these forward-looking statements to be incorrect, including, but not limited to, the risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. These factors include, among others:

  .  the risks associated with exploration;
  .  the ability to find, acquire, market, develop and produce new properties;
  .  natural gas and oil price volatility;
  . uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
  .  operating hazards attendant to the natural gas and oil business;
  . downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
  .  potential mechanical failure or under-performance of significant wells;
  .  climatic conditions;
  .  availability and cost of materials and equipment;
  .  delays in anticipated start-up dates;
  . actions or inactions of third-party operators of the Company's properties; . the ability to find and retain skilled personnel;
  .  availability of capital;
  .  the strength and financial resources of competitors;
  .  regulatory developments;
  .  environmental risks and;
  .  general economic conditions.

  When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Form 10-Q. The forward-looking statements speak only as of the date made.

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

RESULTS OF OPERATIONS

  The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:

                                                                                                      FOR THE THREE MONTHS
                                                                                                           ENDED MARCH 31,
                                                                                                 -------------------------------
                                                                                                  1999                    2000
                                                                                                 -------               ---------
Production:
 Natural gas (MMcf)........................................................................        1,007                   4,556
 Oil and condensate (MBbls)................................................................           11                      58
  Total (MMcfe)............................................................................        1,071                   4,904

Revenues (in thousands):
 Natural gas...............................................................................      $ 1,715                 $11,739
 Oil and condensate........................................................................          124                   1,620
 Other.....................................................................................           --                     508
                                                                                                 -------               ---------
  Total....................................................................................      $ 1,839                 $13,867

Average sales price per unit:
 Natural gas revenues from production (per Mcf)............................................      $  1.70                 $  2.58
 Effects of hedging activities (per Mcf)...................................................           --                    0.18
                                                                                                 -------               ---------
  Average price............................................................................      $  1.70                 $  2.76

 Oil and condensate revenues from production (per Bbl).....................................      $ 11.64                 $ 27.93
 Effects of hedging activities (per Bbl)...................................................           --                   (5.82)
                                                                                                 -------               ---------
  Average price............................................................................      $ 11.64                 $ 22.11

 Total revenues from production (per Mcfe).................................................      $  1.72                 $  2.72
 Effects of hedging activities (per Mcfe)..................................................           --                    0.11
                                                                                                 -------               ---------
  Total average price (per Mcfe)...........................................................      $  1.72                 $  2.83

Expenses (per Mcfe):
 Lease operating expenses..................................................................      $  0.22                 $  0.33
 Depreciation, depletion and amortization - natural gas and oil properties.................         1.51                    1.58

Income (loss) from operations (in thousands)...............................................      $(1,193)                $ 2,926

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

  Production increased approximately 3.8 Bcfe in the first quarter of 2000 compared to the first quarter of 1999. The daily production rate at the end of March 2000 was approximately 67,000 Mcfe as compared to rates of approximately 14,000 Mcfe at the end of March 1999 and approximately 53,000 Mcfe at the end of December 1999.

  Natural gas and oil revenues increased $12.0 million and income from operations increased $4.1 million during the first quarter of 2000 compared to the first quarter of 1999. Natural gas revenues increased $10.0 million and oil and condensate revenues increased $1.5 million in the first quarter of 2000 compared to the first quarter of 1999. Net natural gas and oil hedging income, which is included in revenues, was $508,000 in the first quarter of 2000. The Company entered into hedging arrangements beginning in the fourth quarter of 1999. Natural gas production volumes increased primarily due to seven wells which commenced production after the first quarter of 1999, contributing $9.0 million of the increase in natural gas revenues. Average natural gas prices increased, contributing $1.0 million of the increase in natural gas revenues. Oil and condensate production volumes increased primarily due to seven wells which commenced production after the first quarter of 1999, contributing $1.5 million of the increase in oil and condensate revenues.

  Lease operating expenses increased $1.4 million in the first quarter of 2000 compared to the first quarter of 1999. Of the total increase in lease operating expenses, $1.3 million was attributable to seven wells which commenced production after the first quarter of 1999. The increase in the lease operating expense rate per Mcfe was primarily due to higher operating expense requirements of the new wells and workover activities in the first quarter of 2000.

  General and administrative expenses increased $370,000 in the first quarter of 2000 compared to the first quarter of 1999. The increase in general and administrative expenses was primarily due to employment-related costs associated with an increase in personnel after the first quarter of 1999.

  Depreciation, depletion and amortization increased $6.1 million in the first quarter of 2000 compared to the first quarter of 1999. Of the total increase in depreciation, depletion and amortization, $5.8 million was attributable to a substantial increase in production.

  Interest income increased $198,000 in the first quarter of 2000 compared to the first quarter of 1999 primarily due to investment income associated with the remaining initial public offering proceeds invested during the first quarter of 2000. Interest expense, net of capitalized interest, decreased $383,000 in the first quarter of 2000 compared to the first quarter of 1999. The Company had no borrowings outstanding during the first quarter of 2000.

  No income tax expense was recognized during the first quarter of 2000 due to the availability of net operating loss carryforwards not previously benefited that offset taxable income in 2000.

  The Company recognized net income of $3.1 million, or $0.15 per basic and diluted share, in the first quarter of 2000 compared to a net loss of $2.0 million in the first quarter of 1999. After preferred dividends of $2.5 million, the Company recognized a net loss available to common stockholders of $4.5 million, or a loss of $1.10 per share, in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Through September 30, 1999, the Company funded its activities primarily with the proceeds from private placements of its equity securities and borrowings under an $85.0 million Credit Agreement with CSFB, New York Branch, Bank of Montreal and Bank of America, N.A. (formerly NationsBank, N.A.) ("Credit Agreement"). During the fourth quarter of 1999, the Company amended and restated the Credit Agreement. The $25.0 million Amended Credit Agreement matures on October 27, 2000. The Company may borrow only up to the borrowing base, which is currently $25.0 million. Subsequent to March 31, 2000, the Company entered into letter agreements whereby TDSI and CSFB will provide to the Company a $75.0 million Credit Facility with an initial borrowing base of $40.0 million. The Credit Facility will be used for working capital, letters of credit and general business purposes and will replace the $25.0 million Amended Credit Agreement. The availability of the Credit Facility is subject to, among other items, the negotiation and execution of mutually satisfactory definitive agreements.

  The Company has experienced and expects to continue to experience substantial working capital requirements, primarily due to its active exploration and development programs. The Company plans to fund remaining 2000 capital expenditures from working capital, cash flows from operations and borrowings under current and future financing arrangements. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

  Cash and cash equivalents decreased $12.8 million to $7.6 million at March 31, 2000 from $20.4 million at December 31, 1999. The decrease resulted from $23.9 million used in investing activities, offset in part by $10.8 million provided by operating activities and $316,000 provided by financing activities.

 Operating Activities

  The Company intends to use cash flows from operations to fund a portion of its future acquisition, exploration and development activities. Net cash of $10.8 million was provided by operating activities in the first quarter of 2000, primarily as a result of a substantial increase in natural gas and oil production and prices.

  Cash flow from operations will depend on the Company's ability to increase production through its exploration and development drilling program and the prices of natural gas and oil. The Company has made significant investments to expand its operations in the Gulf of Mexico. These investments have resulted in an increase in the Company's daily production to approximately 67,000 Mcfe at the end of March 2000 from approximately 53,000 Mcfe at the end of December 1999. The Company expects substantially higher production and cash flow during the remainder of 2000 as recent discoveries commence production. However, the Company can provide no assurance that production volumes and pricing in 2000 will achieve expectations.

  The Company currently sells most of its natural gas and oil production under price sensitive or market price contracts. To reduce exposure to fluctuations in natural gas and oil prices, the Company enters into hedging arrangements. However, these contracts also limit the benefits the Company would realize if prices increase. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

  The increase in "accounts receivable" was primarily due to a $4.2 million increase in joint interest billings associated with additional wells operated by the Company and a $2.8 million increase in accrued natural gas and oil revenues resulting primarily from an increase in production in March 2000 compared to December 1999. The increases in "accounts payable" and "accrued liabilities" were primarily due to costs associated with increased leasehold acquisition, drilling and development activities during the first quarter of 2000.

 Investing Activities

  Net cash of $23.9 million used in investing activities in the first quarter of 2000 included net oil and gas property capital expenditures of $23.2 million and purchases of other property and equipment of $702,000. During the first quarter of 2000, the Company completed drilling operations on seven exploratory wells, two of which were successful. The two successful wells included discoveries at High Island 202 #2 and North Padre Island 883 #2. At March 31, 2000, the Company was drilling three exploratory wells. In April 2000, two of the wells were determined to be successful and one was unsuccessful.

  The 2000 budget includes development costs that are contingent on the success of future exploratory drilling. The Company does not anticipate that budgeted leasehold acquisition activities will include the acquisition of producing properties. The Company does not anticipate any significant abandonment or dismantlement costs through 2000. The Company has capital expenditure plans for the last nine months of 2000 totaling approximately $78 million, primarily for exploratory drilling costs. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, natural gas and oil prices, industry conditions, decisions of operators and other prospect owners and the prices of oilfield goods and services.

 Financing Activities

  During the first quarter of 2000, the Company received cash of $316,000 related to proceeds from exercises of stock options.

  In September 1998, the Company entered into the $85.0 million Credit Agreement. The Company received $19.0 million and $53.0 million from borrowings under the Credit Agreement during 1998 and 1999, respectively. Simultaneously with the completion of the initial public offering, the Company retired all outstanding borrowings under the Credit Agreement, which were $72.0 million as of October 4, 1999.

  On October 29, 1999, the Company amended and restated the Credit Agreement. The $25.0 million Amended Credit Agreement matures on October 27, 2000. The Company may borrow only up to the borrowing base, which is currently $25.0 million. On a semi-annual basis, proved reserves are required to be evaluated to re-determine the borrowing base. At March 31, 2000, the Company had no borrowings outstanding under the Amended Credit Agreement.

  Subsequent to March 31, 2000, the Company entered into letter agreements whereby TDSI and CSFB will provide to the Company a $75.0 million Credit Facility with an initial borrowing base of $40.0 million. The Credit Facility will be used for working capital, letters of credit and general business purposes and will replace the $25.0 million Amended Credit Agreement scheduled to mature in October 2000. The availability of the Credit Facility is subject to, among other items, the negotiation and execution of mutually satisfactory definitive agreements.

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

 Commodity Price Risk

  The Company's revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow and raise additional capital. The amount the Company can borrow under the Amended Credit Agreement is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. The Company currently sells most of its natural gas and oil production under price sensitive or market price contracts. To reduce exposure to fluctuations in natural gas and oil prices, the Company entered into hedging arrangements beginning in the fourth quarter of 1999. However, these contracts also limit the benefits the Company would realize if prices increase. The Company has entered into the following collar arrangements. One MMBtu approximates one Mcf of gas.

                                                     Gas Collars                                     Oil Collars
                             -----------------------------------------------------   ----------------------------------------------

                           Average            Average             Average            Average         Average            Average
                            Daily              NYMEX               NYMEX              Daily           NYMEX              NYMEX
                           Volume              Floor              Ceiling             Volume          Floor             Ceiling
     Time Period           (MMBtu)           Price/MMBtu         Price/MMBtu           (Bbl)         Price/Bbl          Price/Bbl
----------------------     --------------   ------------------  ------------------   -------------   -------------   --------------
First Quarter 2000           25,000              2.86               3.06                534              19.63              21.81
Second Quarter 2000          41,758              2.57               2.86                600              19.37              21.78
Third Quarter 2000           50,000              2.63               2.96                600              18.61              21.03
Fourth Quarter 2000          50,000              2.95               3.43                600              22.11              25.15
First Quarter 2001           50,000              2.95               3.43                 --                 --                 --
Second Quarter 2001          10,000              2.74               3.23                 --                 --                 --

  The daily production rates at the end of March 2000 were approximately 62,000 Mcf of natural gas and approximately 800 barrels of oil and condensate. These transactions are designated as hedges and accounted for on the accrual basis with realized gains and losses recognized in revenues when the related production occurs. The Company recognized $508,000 of net hedging income during the first quarter of 2000. The estimated fair value of the open collar arrangements is an unrealized loss of approximately $3.2 million using natural gas and oil prices as of the end of April 2000.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

  On July 16, 1999, the Company filed a registration statement on Form S-1 (File No. 333-83093) relating to an initial public offering of 8,000,000 shares of its Common Stock for an aggregate offering price of $116.0 million. On September 28, 1999, the registration statement on Form S-1 was declared effective. The public offering price was $14.50 per share of Common Stock, and the underwriting discounts and commissions were $0.91 per share of Common Stock. The offering closed on October 4, 1999. The proceeds from the offering, after deducting the underwriting discounts and commissions, but before deducting expenses associated with the offering, were $108.7 million. The net offering proceeds to the Company, after deducting the underwriting discounts, commissions and expenses associated with the offering, were $107.6 million.

  The Company used $72.0 million of the net offering proceeds to pay all outstanding debt under its $85.0 million Credit Agreement. Of the remaining $35.6 million of net offering proceeds, approximately $17.8 million was used to fund exploration and development activities in each of the fourth quarter of 1999 and the first quarter of 2000.

  The managing underwriters for the offering were Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Banc of America Securities LLC, Prudential Securities Incorporated and Nesbitt Burns Securities Inc.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         27 Financial Data Schedule.

    (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SPINNAKER EXPLORATION COMPANY

Date:         May 10, 2000                    By: /s/  JAMES M. ALEXANDER
        ---------------------------               ------------------------------
                                                       James M. Alexander
                                                 Vice President, Chief Financial
                                                         Officer and Secretary

Date:         May 10, 2000                    By: /s/  JEFFREY C. ZARUBA
        ---------------------------              ------------------------------
                                                       Jeffrey C. Zaruba
                                                         Treasurer

                                 EXHIBIT INDEX



     EXHIBIT
     NUMBER      DESCRIPTION
     ------      -----------


     27        Financial Data Schedule.