Form 10-Q
period 2000-06-30
SPINNAKER EXPLORATION CO
filed 2000-07-27
CIK 1089697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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
Yes   X    No
    -----     ------

As of July 25, 2000, there were 20,578,303 shares of the registrant's common stock, par value $0.01 per share, outstanding.

================================================================================

                         SPINNAKER EXPLORATION COMPANY
                                   FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

    Consolidated Balance Sheets
      December 31, 1999 and June 30, 2000.....................................3

    Consolidated Statements of Operations
      Three and Six Months Ended June 30, 1999 and 2000.......................4

    Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1999 and 2000.................................5

    Notes to Interim Consolidated Financial Statements........................6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................8

  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......13


PART II - OTHER INFORMATION

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............14

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................14

SIGNATURES...................................................................15

EXHIBIT INDEX................................................................16

                         SPINNAKER EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DECEMBER 31,              JUNE 30,
                                                                                                1999                    2000
                                                                                          ------------------       -----------------
                                                                                                                       (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...........................................................       $       20,452           $       1,392
 Accounts receivable.................................................................               10,795                  19,014
 Other...............................................................................                  879                     320
                                                                                          ------------------       -----------------
     Total current assets............................................................               32,126                  20,726

PROPERTY AND EQUIPMENT:
 Oil and gas, on the basis of full-cost accounting:
  Proved properties..................................................................              141,455                 200,885
  Unproved properties and properties under development, not being amortized..........               40,696                  47,664
 Other...............................................................................                3,714                   4,703
                                                                                          ------------------       -----------------
                                                                                                   185,865                 253,252
 Less - Accumulated depreciation, depletion and amortization.........................              (28,468)                (46,788)
                                                                                          ------------------       -----------------
     Total property and equipment....................................................              157,397                 206,464

OTHER ASSETS.........................................................................                   30                      30
                                                                                          ------------------       -----------------
     Total assets....................................................................       $      189,553           $     227,220
                                                                                          ==================       =================

                                LIABILITIES AND EQUITY
CURRENT LIABILITIES:
 Accounts payable....................................................................       $        4,509           $       5,535
 Accrued liabilities.................................................................                7,942                  23,090
 Short-term debt.....................................................................                    -                  12,000
                                                                                          ------------------       -----------------
      Total current liabilities.......................................................              12,451                  40,625

COMMITMENTS AND CONTINGENCIES

EQUITY:
 Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and
  outstanding at December 31, 1999 and March 31, 2000, respectively...................                   -                       -
 Common stock, $0.01 par value; 50,000,000 shares authorized; 20,426,192 shares issued and 20,404,336 shares outstanding at December 31, 1999, and 20,597,035
  shares issued and 20,575,675 shares outstanding at June 30, 2000....................                 204                     206
 Additional paid-in capital..........................................................              203,987                 205,151
 Accumulated deficit.................................................................              (27,034)                (18,709)
 Less: Treasury stock, at cost, 21,856 and 21,360 shares at December 31, 1999 and
      June 30, 2000, respectively....................................................                  (55)                    (53)
                                                                                          ------------------       -----------------
           Total equity..............................................................              177,102                 186,595
                                                                                          ------------------       -----------------
           Total liabilities and equity..............................................       $      189,553           $     227,220
                                                                                          ==================       =================


The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                   FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,                    ENDED JUNE 30,
                                                               ----------------------------      ----------------------------
                                                                   1999             2000             1999             2000
                                                               ------------     -----------      ------------     -----------
REVENUES...................................................    $      7,744     $    19,145       $     9,583     $    33,012
EXPENSES:
 Lease operating expenses..................................             943           2,266             1,183           3,875
 Depreciation, depletion and amortization-
  natural gas and oil properties...........................           6,002           9,879             7,619          17,644
 Depreciation and amortization-other.......................              51              75                98             144
 General and administrative................................           1,116           1,602             2,244           3,100
 Stock appreciation rights expense.........................           1,651               -             1,651               -
                                                               ------------     -----------      ------------     -----------
   Total expenses..........................................           9,763          13,822            12,795          24,763
                                                               ------------     -----------      ------------     -----------
INCOME (LOSS) FROM OPERATIONS..............................          (2,019)          5,323            (3,212)          8,249
OTHER INCOME (EXPENSE):
 Interest income...........................................              39              69                85             313
 Interest expense..........................................          (1,133)           (170)           (2,007)           (254)
 Capitalized interest......................................             227              17               634              17
                                                               ------------     -----------      ------------     -----------
   Total other income (expense)............................            (867)            (84)           (1,288)             76
                                                               ------------     -----------      ------------     -----------
INCOME (LOSS) BEFORE INCOME TAXES..........................          (2,886)          5,239            (4,500)          8,325
 Income tax provision......................................               -               -                 -               -
                                                               ------------     -----------      ------------     -----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE......................................          (2,886)          5,239            (4,500)          8,325
  Cumulative effect of change in accounting principle......               -               -              (395)              -
                                                               ------------     -----------      ------------     -----------
NET INCOME (LOSS)..........................................          (2,886)          5,239            (4,895)          8,325
ACCRUAL OF DIVIDENDS ON PREFERRED STOCK....................          (2,595)              -            (5,088)              -
                                                               ------------     -----------      ------------     -----------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS.........    $     (5,481)    $     5,239      $     (9,983)    $     8,325
                                                               ============     ===========      ============     ===========

BASIC INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before cumulative effect of change in
  accounting principle.....................................    $      (1.33)    $      0.26      $      (2.33)    $      0.41
 Cumulative effect of change in accounting principle.......               -               -             (0.10)              -
                                                               ------------     -----------      ------------     -----------
NET INCOME (LOSS) PER COMMON SHARE.........................    $      (1.33)    $      0.26      $      (2.43)    $      0.41
                                                               ============     ===========      ============     ===========

DILUTED INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before cumulative effect of change in
  accounting principle.....................................    $      (1.33)    $      0.24      $      (2.33)    $      0.39
 Cumulative effect of change in accounting principle.......                               -             (0.10)              -
                                                               ------------     -----------      ------------     -----------
NET INCOME (LOSS) PER COMMON SHARE.........................    $      (1.33)    $      0.24      $      (2.43)    $      0.39
                                                               ============     ===========      ============     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
 Basic.....................................................           4,131          20,521             4,113          20,469
                                                               ============     ===========      ============     ===========
 Diluted...................................................           4,131          21,771             4,113          21,539
                                                               ============     ===========      ============     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                        FOR THE SIX MONTHS
                                                                                                          ENDED JUNE 30,
                                                                                                ------------------------------------
                                                                                                      1999                  2000
                                                                                                ----------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................................................................         $  (4,895)            $   8,325
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation, depletion and amortization................................................             7,717                17,788
  Stock appreciation rights expense.......................................................             1,651                     -
  Cumulative effect of change in accounting principle.....................................               395                     -
 Change in components of working capital:
  Accounts receivable.....................................................................            (6,870)               (8,219)
  Accounts payable and accrued liabilities................................................             5,725                 4,158
  Other current assets and other..........................................................               785                   616
                                                                                                ----------------       -------------
     Net cash provided by operating activities............................................             4,508                22,668

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas properties...................................................................           (33,265)              (67,248)
 Change in property related payables......................................................           (14,098)               12,016
 Proceeds from sale of pipeline...........................................................                 -                 1,382
 Purchases of other property and equipment................................................              (310)                 (989)
                                                                                                ----------------       -------------
     Net cash used in investing activities................................................           (47,673)              (54,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings.................................................................            45,000                12,000
 Proceeds from exercise of stock options..................................................                 -                 1,111
                                                                                                ----------------       -------------
     Net cash provided by financing activities............................................            45,000                13,111
                                                                                                ----------------       -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................             1,835               (19,060)
CASH AND CASH EQUIVALENTS, beginning of year..............................................             2,141                20,452
                                                                                                ----------------       -------------
CASH AND CASH EQUIVALENTS, end of period..................................................         $   3,976             $   1,392
                                                                                                ================       ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest, net of amounts capitalized.......................................         $   1,196             $      69
 Cash paid for income taxes...............................................................                 -                     -

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
 Issuance of common stock for amended seismic data rights.................................         $   2,900             $       -


  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2000



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

2.  INITIAL PUBLIC OFFERING

  On September 28, 1999, the Company priced its initial public offering of 8,000,000 shares of common stock, par value $0.01 per share ("Common Stock"). After payment of underwriting discounts and commissions, the Company received net proceeds of $108.7 million on October 4, 1999. With a portion of the proceeds, the Company retired all then outstanding debt of $72.0 million. The Company used the remaining net proceeds after offering costs to fund exploration and development activities. In connection with the initial public offering, the Company converted all outstanding Series A Convertible Preferred Stock, par value $0.01 per share ("Preferred Stock"), into shares of Common Stock, and certain shareholders reinvested preferred dividends payable of $16.3 million into shares of Common Stock.

  The initial public offering closed on October 4, 1999 and is not reflected in the accompanying consolidated financial statements for the six months ended June 30, 1999. The following pro forma financial information for the six months ended June 30, 1999 assumes the completion of the initial public offering, the conversion of each share of Preferred Stock into two shares of Common Stock, the reinvestment of Preferred Stock dividends into shares of Common Stock and the retirement of all outstanding debt as if each event occurred on January 1, 1999 (in thousands, except per share data).

                                                                                                                    SIX MONTHS
                                                                                                                       ENDED
                                                                                                                    JUNE 30, 1999
                                                                                                                  ------------------
Pro forma net loss.........................................................................................          $  (3,865)
                                                                                                                  ==================


Pro forma basic and diluted loss per common share:
 Loss before cumulative effect of change in accounting principle...........................................          $   (0.19)
 Cumulative effect of change in accounting principle.......................................................              (0.02)
                                                                                                                  ------------------
  Pro forma net loss per common share......................................................................          $   (0.21)
                                                                                                                  ==================

Pro forma weighted average number of common shares outstanding - basic and diluted.........................             18,773
                                                                                                                  ==================


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

4. EARNINGS PER SHARE

  Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                   ----------------------------  -----------------------
                                                                       1999          2000          1999          2000
                                                                   -------------  -----------  -------------  ----------

Numerator:
 Net income (loss) available to common stockholders.............       $(5,481)      $ 5,239       $(9,983)      $ 8,325
                                                                   =============  ===========  =============  ==========

Denominator:
 Basic weighted average number of shares........................         4,131        20,521         4,113        20,469
                                                                   =============  ===========  =============  ==========
 Dilutive securities:
  Stock options.................................................             -         1,250              -        1,070
                                                                   -------------  -----------  -------------  ----------
 Diluted adjusted weighted average number of shares
  and assumed conversions.......................................         4,131        21,771         4,113        21,539

                                                                   =============  ===========  =============  ==========

Net income (loss) per common share:
 Basic:
  Income (loss) before cumulative effect of change in
   accounting principle.........................................       $ (1.33)      $  0.26       $ (2.33)      $  0.41

  Cumulative effect of change in accounting principle...........             -             -         (0.10)            -
                                                                   -------------  -----------  -------------  ----------
 Net income (loss) per common share.............................       $ (1.33)      $  0.26       $ (2.43)      $  0.41
                                                                   =============  ===========  =============  ==========

 Diluted:
  Income (loss) before cumulative effect of change in
   accounting principle.........................................       $ (1.33)      $  0.24       $ (2.33)      $  0.39

  Cumulative effect of change in accounting principle...........                                     (0.10)
                                                                   -------------  -----------  -------------  ----------
 Net income (loss) per common share.............................       $ (1.33)      $  0.24       $ (2.43)      $  0.39
                                                                   =============  ===========  =============  ==========

5. SUBSEQUENT EVENTS

  On July 18, 2000, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 4,000,000 shares of its Common Stock. An additional 600,000 shares may be sold to the underwriters in connection with an option to be granted to the underwriters to cover any over-allotments. The registration statement has not yet become effective.

  On July 20, 2000, the Company entered into a credit agreement whereby TD Securities (USA) Inc. ("TDSI") and Credit Suisse First Boston ("CSFB") have agreed to provide the Company with a $75.0 million credit facility ("Credit Facility") with an initial borrowing base of $40.0 million and an original term of 364 days. The Credit Facility, which will be used for repayment of borrowings under the existing credit agreement, general corporate purposes including working capital purposes and for the acquisition, exploration, development and production of natural gas and oil properties, including the acquisition of natural gas and oil interests, will replace the $25.0 million Amended and Restated 364-Day Credit Agreement ("Amended and Restated Credit Agreement") scheduled to mature in October 2000. At June 30, 2000, the Company had outstanding borrowings of $12.0 million under the Amended and Restated Credit Agreement. On July 20, 2000, the Company paid the borrowings outstanding as of June 30, 2000 with proceeds from the Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   Forward-Looking Statements and Assumptions

  Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements speak only as of the date made. These forward-looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. These future events include the following matters:

  .  financial position;
  .  business strategy;
  .  budgets;
  .  amount, nature and timing of capital expenditures;
  .  drilling of wells;
  .  natural gas and oil reserves;
  . timing and amount of future production of natural gas and oil; . operating costs and other expenses;
  .  cash flow and anticipated liquidity;
  . prospect development and property acquisitions; and . marketing of natural gas and oil.

  Numerous important factors, risks and uncertainties may effect the Company's operating results, including, but not limited to, the risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. These factors, risks and uncertainties include, among others:

  .  the risks associated with exploration;
  .  the ability to find, acquire, market, develop and produce new properties;
  .  natural gas and oil price volatility;
  . uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
  .  operating hazards attendant to the natural gas and oil business;
  . downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
  .  potential mechanical failure or under-performance of significant wells;
  .  climatic conditions;
  .  availability and cost of material and equipment;
  .  delays in anticipated start-up dates;
  . actions or inactions of third-party operators of the Company's properties; . the ability to find and retain skilled personnel;
  .  availability of capital;
  .  the strength and financial resources of competitors;
  .  regulatory developments;
  .  environmental risks; and
  .  general economic conditions.

  Any of the factors listed above and other factors contained in this Form 10-Q could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by the Company or on its behalf. The Company cannot assure you that future results will meet expectations.

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

RESULTS OF OPERATIONS

  The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                           ------------------------------        --------------------------
                                                                1999              2000              1999           2000
                                                           -------------      ------------       -----------    -----------

Production:
 Natural gas (MMcf)...................................            3,251           5,723              4,258        10,279
 Oil and condensate (MBbls)...........................               38              41                 49            99
  Total (MMcfe).......................................            3,481           5,968              4,552        10,872

Revenues (in thousands):
 Natural gas..........................................          $ 7,147         $20,920            $ 8,862       $32,659
 Oil and condensate...................................              597           1,136                721         2,756
 Hedging income (losses)..............................                -          (2,911)                 -        (2,403)
                                                                -------         -------            -------       -------
  Total...............................................          $ 7,744         $19,145            $ 9,583       $33,012

Average sales price per unit:
 Natural gas revenues from production (per Mcf).......          $  2.20         $  3.66            $  2.08       $  3.18
 Effects of hedging activities (per Mcf)..............                -           (0.45)                 -         (0.17)
                                                                -------         -------            -------       -------
  Average price.......................................          $  2.20         $  3.21            $  2.08       $  3.01

 Oil and condensate revenues from production
    (per Bbl).........................................          $ 15.54         $ 27.76            $ 14.70       $ 27.86
 Effects of hedging activities (per Bbl)..............                -           (9.34)                 -         (7.28)
                                                                -------         -------            -------       -------
  Average price.......................................          $ 15.54         $ 18.42            $ 14.70       $ 20.58

 Total revenues from production (per Mcfe)............          $  2.22         $  3.70            $  2.11       $  3.26
 Effects of hedging activities (per Mcfe).............                -           (0.49)                 -         (0.22)
                                                                -------         -------            -------       -------
  Total average price (per Mcfe)......................          $  2.22         $  3.21            $  2.11       $  3.04


Expenses (per Mcfe):
 Lease operating expenses.............................          $  0.27         $  0.38            $  0.26       $  0.36
 Depreciation, depletion and amortization - natural
  gas and oil properties..............................             1.72            1.66               1.67           1.62


Income (loss) from operations (in thousands)..........          $(2,019)        $ 5,323            $(3,212)       $ 8,249


Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

  Production increased approximately 2.5 billion cubic feet equivalent ("Bcfe") in the second quarter of 2000 compared to the second quarter of 1999. The daily production rate at the end of June 2000 was approximately 74,000 million cubic feet equivalent ("Mcfe") as compared to rates of approximately 35,000 Mcfe at the end of June 1999 and approximately 53,000 Mcfe at the end of December 1999.

  Natural gas and oil revenues, including the effects of hedging activities, increased $11.4 million and income from operations increased $7.3 million during the second quarter of 2000 compared to the second quarter of 1999. Natural gas revenues increased $13.8 million and oil and condensate revenues increased $0.5 million in the second quarter of 2000 compared to the second quarter of 1999. The Company entered into hedging arrangements beginning in the fourth quarter of 1999. Net natural gas and oil hedging losses were $2.9 million in the second quarter of 2000. Natural gas production volumes increased primarily due to seven wells which commenced production after the second quarter of 1999, contributing $10.7 million of the increase in natural gas revenues. Average natural gas prices increased, contributing $3.1 million of the increase in natural gas revenues. Oil and condensate production volumes increased primarily due to six wells which commenced production after the second quarter of 1999, contributing $0.3 million of the increase in oil and condensate revenues. Average oil and condensate prices increased, contributing $0.2 million of the increase in oil and condensate revenues.

  Lease operating expenses increased $1.3 million in the second quarter of 2000 compared to the second quarter of 1999. Of the total increase in lease operating expenses, $0.6 million was attributable to seven wells which commenced production after the second quarter of 1999 and $0.7 million related to workover activities on three wells. The increase in the lease operating expense rate per Mcfe was primarily due to the workover activities in the second quarter of 2000.

  General and administrative expenses increased $0.5 million in the second quarter of 2000 compared to the second quarter of 1999. The increase was primarily due to employment-related costs associated with an increase in personnel after the second quarter of 1999.

  Depreciation, depletion and amortization increased $3.9 million in the second quarter of 2000 compared to the second quarter of 1999. Of the total increase in depreciation, depletion and amortization, $4.3 million was attributable to a substantial increase in production, partially offset by a reduction of $0.4 million in the depletion rate from the second quarter of 1999.

  Interest income in the second quarter of 2000 was consistent with interest income in the second quarter of 1999. Interest expense, net of capitalized interest, decreased $0.8 million in the second quarter of 2000 compared to the second quarter of 1999. The Company had outstanding borrowings of $12.0 million at June 30, 2000 compared to outstanding borrowings of $64.0 million at June 30, 1999.

  No income tax expense was recognized during the second quarter of 2000 due to the availability of net operating loss carryforwards that offset taxable income in 2000.

  The Company recognized net income of $5.2 million, or $0.26 per basic share and $0.24 per diluted share, in the second quarter of 2000 compared to a net loss of $2.9 million in the second quarter of 1999. After dividends of $2.6 million on Preferred Stock that is no longer outstanding, the Company recognized a net loss available to common stockholders of $5.5 million, or a loss of $1.33 per basic and diluted share, in the second quarter of 1999.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

  Production increased approximately 6.3 Bcfe in the first six months of 2000 compared to the first six months of 1999. Natural gas and oil revenues, including the effects of hedging activities, increased $23.4 million and income from operations increased $11.5 million in the first six months of 2000 compared to the same period in 1999. Natural gas revenues increased $23.8 million and oil and condensate revenues increased $2.0 million in the first six months of 2000 compared to the same period in 1999. Net natural gas and oil hedging losses were $2.4 million in the first six months of 2000. Natural gas production volumes increased primarily due to eight wells which commenced production after the second quarter of 1999, contributing $18.8 million of the increase in natural gas revenues. Average natural gas prices increased, contributing $5.0 million of the increase in natural gas revenues. Oil and condensate production volumes increased primarily due to seven wells which commenced production after the second quarter of 1999, contributing $1.2 million of the increase in oil and condensate revenues. Average oil and condensate prices increased, contributing $0.8 million of the increase in oil and condensate revenues.

  Lease operating expenses increased $2.7 million in the first six months of 2000 compared to the same period in 1999. Of the total increase in lease operating expenses, $0.8 million was attributable to eight wells which commenced production after the second quarter of 1999, $0.9 million related to workover activities on four wells in 2000 and $1.0 million was primarily attributable to the timing of production associated with new wells during the first six months of 1999. The increase in the lease operating expense rate per Mcfe was primarily due to the workover activities in the first six months of 2000.

  General and administrative expenses increased $0.9 million in the first six months of 2000 compared to the same period in 1999. The increase was primarily due to employment-related costs associated with an increase in personnel after the second quarter of 1999.

  Depreciation, depletion and amortization increased $10.1 million in the first six months of 2000 compared to the same period in 1999. Of the total increase in depreciation, depletion and amortization, $10.6 million was attributable to a substantial increase in production, partially offset by a reduction of $0.5 million in the depletion rate from the prior year period.

  Interest income increased $0.2 million in the first six months of 2000 compared to the same period in 1999 primarily due to investment income associated with the remaining initial public offering proceeds invested during the first half of 2000. Interest expense, net of capitalized interest, decreased $1.1 million in the first six months of 2000 compared to the same period in 1999. The Company had outstanding borrowings of $12.0 million at June 30, 2000 compared to outstanding borrowings of $64.0 million at June 30, 1999.

  No income tax expense was recognized during the first six months of 2000 due to the availability of net operating loss carryforwards that offset taxable income in 2000.

  The Company recognized net income of $8.3 million, or $0.41 per basic share and $0.39 per diluted share, in the first six months of 2000 compared to a net loss of $4.9 million in the same period in 1999. After dividends of $5.1 million on Preferred Stock that is no longer outstanding, the Company recognized a net loss available to common stockholders of $10.0 million, or a loss of $2.43 per basic and diluted share, in the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has experienced and expects to continue to experience substantial working capital requirements, primarily due to its active exploration and development programs. While the Company believes that working capital, cash flows from operations and borrowings under the Credit Facility will be sufficient to meet its capital requirements during the second half of 2000, additional financing may be required if cash flows from operations during the second half of 2000 are less than expected. Also, additional financing may be required to fund future growth and exploration and development programs. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

  Cash and cash equivalents decreased $19.1 million to $1.4 million at June 30, 2000 from $20.5 million at December 31, 1999. The decrease resulted from $54.8 million used in investing activities, offset in part by $22.6 million provided by operating activities and $13.1 million provided by financing activities.

 Operating Activities

  The Company intends to use cash flows from operations to fund a portion of its future acquisition, exploration and development activities. Net cash of $22.6 million was provided by operating activities in the first six months of 2000, primarily as a result of a substantial increase in natural gas and oil production and prices.

  Cash flow from operations will depend on the Company's ability to increase production through its exploration and development programs and the prices of natural gas and oil. The Company has made significant investments to expand its operations in the Gulf of Mexico. These investments have resulted in an increase in the Company's daily production to approximately 74,000 Mcfe at the end of June 2000 from approximately 53,000 Mcfe at the end of December 1999. The Company expects higher production and cash flow during the remainder of 2000 as recent discoveries commence production. However, the Company can provide no assurance that production volumes and pricing in the remainder of 2000 will achieve expectations.

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

  The Company's cash flow from operations also depends on its ability to manage working capital, including accounts receivable and payable as well as accrued liabilities. The increase in accounts receivable was primarily due to a $6.3 million increase in accrued natural gas and oil revenues resulting primarily from an increase in production and prices in June 2000 compared to December 1999 and a $3.1 million increase in joint interest billings associated with additional wells operated by the Company, offset in part by receipts and other activity of $1.2 million. The increases in accounts payable and accrued liabilities were primarily due to costs associated with increased drilling and development activities during the first six months of 2000.

 Investing Activities

  Net cash of $54.8 million used in investing activities in the first six months of 2000 included net oil and gas property capital expenditures of $55.2 million and purchases of other property and equipment of $1.0 million. In addition, the Company received net proceeds of $1.4 million from the sale of a pipeline associated with the South Timbalier 219/211 discoveries. The Company drilled 12 exploratory wells in the first six months of 2000, six of which were successful. In 1999, the Company drilled 12 exploratory wells, eight of which were successful.

  The 2000 budget includes development costs that are contingent on the success of future exploratory drilling. The Company does not anticipate that budgeted leasehold acquisition activities will include the acquisition of producing properties. The Company does not anticipate any significant abandonment or dismantlement costs through 2000. The Company has capital expenditure plans for the second half of 2000 totaling approximately $82 million, primarily for costs related to exploration and development programs. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, natural gas and oil prices, industry conditions, decisions of operators and other prospect owners and the prices of drilling rig dayrates and other oilfield goods and services.

 Financing Activities

  During the first six months of 2000, the Company received proceeds from borrowings of $12.0 million and cash of $1.1 million related to proceeds from exercises of stock options.

  In September 1998, the Company entered into an $85.0 million Credit Agreement ("Credit Agreement"). The Company received $19.0 million and $53.0 million from borrowings under the Credit Agreement during 1998 and 1999, respectively. Simultaneously with the completion of the initial public offering, the Company retired all outstanding borrowings under the Credit Agreement, which were $72.0 million as of October 4, 1999. On October 29, 1999, the Company amended and restated the Credit Agreement to provide for a $25.0 million Amended and Restated Credit Agreement.

  On July 20, 2000, the Company amended and restated the Credit Agreement for a second time. The second amended and restated credit agreement with TDSI and CSFB provides the Company with a $75.0 million Credit Facility with an initial borrowing base of $40.0 million and an original term of 364 days. At
June 30, 2000, the Company had outstanding borrowings of $12.0 million under the Amended and Restated Credit Agreement. On July 20, 2000, the Company paid the borrowings outstanding as of June 30, 2000 with proceeds from the Credit Facility.

  The Credit Facility is secured by substantially all of the Company's assets, including its interests in natural gas and oil properties. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility will be a fluctuating rate of interest equal to the higher of either the Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5% per annum.

  The Credit Facility contains covenants and restrictive provisions, including the following limitations, subject to some exceptions, where the Company:

  . may not incur any other indebtedness from borrowings other than indebtedness of up to $1.0 million;
  . may not incur any liens upon properties or assets other than permitted liens securing indebtedness of up to $1.0 million and other liens in the ordinary course of business;
  .  may not enter into any amalgamation, demerger or merger;
  . may not dispose of all or substantially all of its property, business or assets;
  . may not dispose of any properties valued in the borrowing base except some interests in natural gas and oil properties included in the borrowing base in an aggregate amount not to exceed $500,000;
  . may not make or pay any dividend, distribution or payment in respect of capital stock nor purchase, redeem, retire or permit any reduction or retirement of capital stock;

  . must maintain the ratio of consolidated current assets as of the end of each fiscal quarter to consolidated current liabilities other than debt under the Credit Facility as of the end of such fiscal quarter so that it is not less than 1.00 to 1.00;
  . must ensure that the ratio of EBITDAX, as defined, to consolidated interest expense is not less than 5.0 to 1.0 for any period of four consecutive fiscal quarters (to be annualized for periods ending subsequent to June 30, 2001), and
  . may not enter into any hedging agreement unless the Company meets specified requirements including limits on the aggregate amounts maturing in any month under any floor hedging contracts and under any forward sales transactions, and at no time can any hedging agreement of any nature contain a term to put up money or other assets against the event of its nonperformance exceeding $5.0 million in the aggregate.

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

 Commodity Price Risk

  The Company's revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow and raise additional capital. The amount the Company can borrow under the Credit Facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. The Company currently sells most of its natural gas and oil production under price sensitive or market price contracts. To reduce exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow, the Company entered into hedging arrangements beginning in the fourth quarter of 1999. However, these contracts also limit the benefits the Company would realize if prices increase. These financial arrangements take the form of costless collars and are placed with major financial institutions the Company believes represent minimum credit risks.

  Under its current hedging practice, the Company does not hedge more than 50 percent of its production quantities without the prior approval of the risk management committee. The daily production rates at the end of June 2000 were approximately 70,000 Mcf of natural gas and approximately 700 barrels of oil and condensate. The Company has entered into the following collar arrangements. One MMBtu approximates one Mcf of gas.

                                             Gas Collars                                     Oil Collars
                           --------------------------------------------      -------------------------------------------------

                          Average          Average           Average          Average           Average            Average
                           Daily            NYMEX             NYMEX            Daily             NYMEX              NYMEX
                           Volume           Floor            Ceiling          Volume             Floor             Ceiling
     Time Period          (MMBtu)        Price/MMBtu       Price/MMBtu         (Bbl)           Price/Bbl          Price/Bbl
----------------------  ----------     --------------    ----------------   -------------    -------------     --------------
Second Quarter 2000        41,758           $2.57             2.86             600             $19.37             $21.78
Third Quarter 2000         50,000            2.63             2.96             600              18.61              21.03
Fourth Quarter 2000        50,000            2.95             3.43             600              22.11              25.15
First Quarter 2001         50,000            2.95             3.43               -                  -                  -
Second Quarter 2001        38,297            2.98             4.46               -                  -                  -
Third Quarter 2001         35,000            3.00             4.56               -                  -                  -
Fourth Quarter 2001        35,000            3.00             4.56               -                  -                  -

  The Company settles collar arrangements based on the average of the reported settlement prices on the NYMEX for the last three trading days for natural gas and the average of the daily reported settlement prices on the NYMEX for the entire trading month for oil. In a collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price for the transaction. These transactions are designated as hedges and accounted for on the accrual basis with realized gains and losses recognized in revenues when the related production occurs. The Company recognized net hedging losses of $2.4 million during the first six months of 2000. The estimated fair value of the open collar arrangements as of June 30, 2000 is equal to an unrealized loss of approximately $12.5 million for the last six months of 2000 and an unrealized loss of approximately $3.8 million in 2001 using NYMEX natural gas and oil prices as of June 30, 2000.


                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its 2000 Annual Meeting of Stockholders on Tuesday, May 23, 2000. The meeting involved the election of seven directors to serve until the 2001 Annual Meeting of Stockholders and the ratification of the selection of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2000. Stockholders voted as follows:

                                                 Against or
           Name                    For            Withheld
---------------------------   --------------   --------------
Roger L. Jarvis............       20,024,403           27,800
Bjarte Bruheim.............       18,007,730        2,044,473
Jeffrey A. Harris..........       20,024,203           28,000
Reidar Michaelsen..........       20,021,803           30,400
Howard H. Newman...........       20,024,203           28,000
Michael E. McMahon.........       20,024,403           27,800
Sheldon R. Erikson.........       20,021,303           30,900

  Stockholders cast 20,050,603 votes "for" and 300 votes "against" the selection of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2000, with 1,300 votes abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       10.3.1  -  First Amendment to the Amended and Restated Stockholders
                  Agreement by and among Spinnaker, Warburg, Pincus Ventures, Petroleum Geo-Services, Roger L. Jarvis, James M. Alexander, William D. Hubbard, Kelly M. Barnes and certain other stockholders of Spinnaker

       10.4    -  Second Amended and Restated Credit Agreement for a $75.0
                  million credit facility among Spinnaker, Credit Suisse First Boston and TD Securities (USA) Inc. dated July 20, 2000

       27      -  Financial Data Schedule

     (b) Reports on Form 8-K

       None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPINNAKER EXPLORATION COMPANY



Date:    July 26, 2000                 By: /s/  JAMES M. ALEXANDER
     ---------------------                 -------------------------------
                                                James M. Alexander
                                            Vice President, Chief Financial
                                                Officer and Secretary

Date:    July 26, 2000                 By: /s/  JEFFREY C. ZARUBA
     ----------------------                --------------------------------
                                                Jeffrey C. Zaruba
                                                   Treasurer

                                 EXHIBIT INDEX



     EXHIBIT
     NUMBER                   Description
     ------                   -----------

   10.3.1  -  First Amendment to the Amended and Restated Stockholders Agreement
              by and among Spinnaker, Warburg, Pincus Ventures, Petroleum Geo-Services, Roger L. Jarvis, James M. Alexander, William D. Hubbard, Kelly M. Barnes and certain other stockholders of Spinnaker

   10.4    -  Second Amended and Restated Credit Agreement for a $75.0 million credit facility among Spinnaker, Credit Suisse First Boston and TD Securities (USA) Inc. dated July 20, 2000

   27      -  Financial Data Schedule