Form 10-Q
period 2000-09-30
SPINNAKER EXPLORATION CO
filed 2000-11-03
CIK 1089697

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

As of November 2, 2000, there were 26,275,106 shares of the registrant's common stock, par value $0.01 per share, outstanding.


================================================================================

                         SPINNAKER EXPLORATION COMPANY
                                   FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000



                                                        Page
                                                        ----

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Consolidated Balance Sheets
   December 31, 1999 and September 30, 2000............    3

  Consolidated Statements of Operations
   Three and Nine Months Ended September 30,
    1999 and 2000......................................    4

  Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 1999 and 2000.......    5

  Notes to Interim Consolidated Financial
   Statements..........................................    6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS..................................    9

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK...........................   14


PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............   15

SIGNATURES.............................................   16

EXHIBIT INDEX..........................................   17

                         SPINNAKER EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  DECEMBER 31,        SEPTEMBER 30,
                                                                                      1999                 2000
                                                                                  ------------        -------------
                                                                                                       (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents....................................................      $ 20,452            $102,268
 Accounts receivable..........................................................        10,795              31,244
 Other........................................................................           879               4,711
                                                                                    --------            --------
     Total current assets.....................................................        32,126             138,223

PROPERTY AND EQUIPMENT:
 Oil and gas, on the basis of full-cost accounting:
  Proved properties...........................................................       141,455             245,371
  Unproved properties and properties under development, not being amortized...        40,696              60,853
 Other........................................................................         3,714               5,366
                                                                                    --------            --------
                                                                                     185,865             311,590
 Less - Accumulated depreciation, depletion and amortization..................       (28,468)            (59,180)
                                                                                    --------            --------
     Total property and equipment.............................................       157,397             252,410

OTHER ASSETS..................................................................            30                  30
                                                                                    --------            --------
     Total assets.............................................................      $189,553            $390,663
                                                                                    ========            ========

                              LIABILITIES AND EQUITY
CURRENT LIABILITIES:
 Accounts payable.............................................................      $  4,509            $ 23,207
 Accrued liabilities..........................................................         7,942              27,308
                                                                                    --------            --------
     Total current liabilities................................................        12,451              50,515

DEFERRED INCOME TAXES.........................................................             -               3,847

COMMITMENTS AND CONTINGENCIES

EQUITY:
 Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares
  issued and outstanding at December 31, 1999 and September 30, 2000..........             -                   -
 Common stock, $0.01 par value; 50,000,000 shares authorized; 20,426,192 shares issued and 20,404,336 shares outstanding at December 31, 1999 and 26,290,682 shares issued and 26,272,906 shares outstanding at
  September 30, 2000..........................................................           204                 263
 Additional paid-in capital...................................................       203,987             346,562
 Accumulated deficit..........................................................       (27,034)            (10,480)
 Less: Treasury stock, at cost, 21,856 and 17,776 shares at December 31, 1999
  and September 30, 2000, respectively........................................           (55)                (44)
                                                                                    --------            --------
     Total equity.............................................................       177,102             336,301
                                                                                    --------            --------
     Total liabilities and equity.............................................      $189,553            $390,663
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

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                             FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                           ----------------------       -----------------------
                                                             1999           2000          1999           2000
                                                           --------       -------       --------       --------
REVENUES................................................... $10,300       $29,755       $ 19,883        $62,767
EXPENSES:
 Lease operating expenses..................................   2,332         2,478          3,515          6,353
 Depreciation, depletion and amortization -
  natural gas and oil properties...........................   5,439        11,989         13,058         29,633
 Depreciation and amortization - other.....................      54            79            152            223
 General and administrative................................   1,154         1,853          3,398          4,953
 Stock appreciation rights expense.........................       -             -          1,651              -
                                                           --------       -------       --------       --------
   Total expenses..........................................   8,979        16,399         21,774         41,162
                                                           --------       -------       --------       --------
INCOME (LOSS) FROM OPERATIONS..............................   1,321        13,356         (1,891)        21,605
OTHER INCOME (EXPENSE):
 Interest income...........................................      49         1,016            134          1,329
 Interest expense..........................................  (1,453)         (377)        (3,460)          (631)
 Capitalized interest......................................     332             -            966             17
                                                           --------       -------       --------       --------
   Total other income (expense)............................  (1,072)          639         (2,360)           715
                                                           --------       -------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES..........................     249        13,995         (4,251)        22,320
 Income tax provision......................................       -         5,766              -          5,766
                                                           --------       -------       --------       --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE......................................     249         8,229         (4,251)        16,554
 Cumulative effect of change in accounting principle.......       -             -           (395)             -
                                                           --------       -------       --------       --------
NET INCOME (LOSS)..........................................     249         8,229         (4,646)        16,554
ACCRUAL OF DIVIDENDS ON PREFERRED STOCK....................  (2,702)            -         (7,790)             -
                                                           --------       -------       --------       --------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS......... $(2,453)      $ 8,229       $(12,436)       $16,554
                                                           ========       =======       ========       ========

BASIC INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before cumulative effect of change in
  accounting principle..................................... $ (0.48)      $  0.35       $  (2.70)       $  0.77
 Cumulative effect of change in accounting principle.......       -             -          (0.09)             -
                                                           --------       -------       --------       --------
NET INCOME (LOSS) PER COMMON SHARE......................... $ (0.48)      $  0.35       $  (2.79)       $  0.77
                                                           ========       =======       ========       ========

DILUTED INCOME (LOSS) PER COMMON SHARE:
 Income (loss) before cumulative effect of change in
  accounting principle..................................... $ (0.48)      $  0.33       $  (2.70)       $  0.73
 Cumulative effect of change in accounting principle.......       -             -          (0.09)             -
                                                           --------       -------       --------       --------
NET INCOME (LOSS) PER COMMON SHARE......................... $ (0.48)      $  0.33       $  (2.79)       $  0.73
                                                           ========       =======       ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
 Basic.....................................................   5,145        23,414          4,461         21,458
                                                           ========       =======       ========       ========
 Diluted...................................................   5,145        24,917          4,461         22,715
                                                           ========       =======       ========       ========


  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)

                                                                    FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                  ------------------------
                                                                    1999            2000
                                                                  --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................................... $ (4,646)      $  16,554
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
  Depreciation, depletion and amortization.......................   13,210          29,856
  Deferred income tax provision..................................        -           5,766
  Stock appreciation rights expense..............................    1,651               -
  Cumulative effect of change in accounting principle............      395               -
 Change in components of working capital:
  Accounts receivable............................................   (3,383)        (16,315)
  Accounts payable and accrued liabilities.......................    9,145          18,669
  Other current assets and other.................................     (923)         (3,702)
                                                                  --------       ---------
     Net cash provided by operating activities...................   15,449          50,828

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas properties..........................................  (56,297)       (128,733)
 Change in property related payables.............................  (10,129)         19,375
 Proceeds from sale of pipeline..................................        -           1,382
 Purchases of other property and equipment.......................     (801)         (1,652)
                                                                  --------       ---------
     Net cash used in investing activities.......................  (67,227)       (109,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings........................................   53,000          17,000
 Payments on borrowings..........................................        -         (17,000)
 Proceeds from issuance of common stock..........................        -         138,936
 Common stock issuance costs.....................................        -            (517)
 Proceeds from exercise of stock options.........................                    2,197
                                                                  --------       ---------
     Net cash provided by financing activities...................   53,000         140,616
                                                                  --------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS........................    1,222          81,816
CASH AND CASH EQUIVALENTS, beginning of year.....................    2,141          20,452
                                                                  --------       ---------
CASH AND CASH EQUIVALENTS, end of period......................... $  3,363       $ 102,268
                                                                  ========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest, net of amounts capitalized..............   $2,072            $339
 Cash paid for income taxes......................................        -               -

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
 Issuance of common stock for amended seismic data rights........   $2,900            $  -

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
         Notes to Interim Consolidated Financial Statements (Unaudited)
                               SEPTEMBER 30, 2000


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

2. CREDIT FACILITY

  On July 20, 2000, the Company entered into a credit agreement whereby TD Securities (USA) Inc. ("TDSI") and Credit Suisse First Boston ("CSFB") agreed to provide the Company with a $75.0 million credit facility ("Credit Facility") with an initial borrowing base of $40.0 million and an original term of 364 days. The current borrowing base is $30.0 million. The Credit Facility replaced the $25.0 million Amended and Restated 364-Day Credit Agreement ("Amended and Restated Credit Agreement") scheduled to mature in October 2000. At
September 30, 2000, the Company had no outstanding borrowings under the Credit Facility.

3. EARNINGS PER SHARE

  Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                                                ------------------      ---------------------
                                                                   1999      2000          1999        2000
                                                                --------   -------       --------    --------

Numerator:
 Net income (loss) available to common stockholders.........     $(2,453)  $ 8,229       $(12,436)    $16,554
                                                                 =======   =======       ========     =======

Denominator:
 Basic weighted average number of shares....................       5,145    23,414          4,461      21,458
                                                                 =======   =======       ========     =======
 Dilutive securities:
  Stock options.............................................           -     1,503              -       1,257
                                                                 -------   -------       --------     -------
 Diluted adjusted weighted average number of shares and
  assumed conversions.......................................       5,145    24,917          4,461      22,715
                                                                 =======   =======       ========     =======

                                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                                      ---------------------     ---------------------
                                                                         1999        2000         1999        2000
                                                                      ---------    --------     --------    ---------
Net income (loss) per common share:
 Basic:
  Income (loss) before cumulative effect of change in
   accounting principle.........................................       $(0.48)       $0.35       $(2.70)       $0.77
  Cumulative effect of change in accounting principle...........            -            -        (0.09)           -
                                                                       ------        -----       ------        -----
 Net income (loss) per common share.............................       $(0.48)       $0.35       $(2.79)       $0.77
                                                                       ======        =====       ======        =====

 Diluted:
  Income (loss) before cumulative effect of change in
   accounting principle.........................................       $(0.48)       $0.33       $(2.70)       $0.73
  Cumulative effect of change in accounting principle...........            -            -        (0.09)           -
                                                                       ------        -----       ------        -----
 Net income (loss) per common share.............................       $(0.48)       $0.33       $(2.79)       $0.73
                                                                       ======        =====       ======        =====


4.  COMMON STOCK OFFERINGS

  On August 16, 2000, the Company completed its public offering of 5,600,000 shares of common stock ("Common Stock") at $26.25 per share. After payment of underwriting discounts and commissions, the Company received net proceeds of $138.9 million. With a portion of the proceeds, the Company retired all then outstanding debt of $17.0 million.

  On September 28, 1999, the Company priced its initial public offering of 8,000,000 shares of Common Stock at $14.50 per share. After payment of underwriting discounts and commissions, the Company received net proceeds of $108.7 million on October 4, 1999. With a portion of the proceeds, the Company retired all then outstanding debt of $72.0 million. The Company used the remaining net proceeds after offering costs to fund exploration and development activities. In connection with the initial public offering, the Company converted all outstanding Series A Convertible Preferred Stock, par value $0.01 per share ("Preferred Stock"), into shares of Common Stock, and certain stockholders reinvested preferred dividends payable of $16.3 million into shares of Common Stock.

  The initial public offering closed on October 4, 1999 and is not reflected in the accompanying consolidated financial statements for the nine months ended September 30, 1999. The following pro forma financial information for the nine months ended September 30, 1999 assumes the completion of the initial public offering, the conversion of each share of Preferred Stock into two shares of Common Stock, the reinvestment of Preferred Stock dividends into shares of Common Stock and the retirement of all outstanding debt as if each event occurred on January 1, 1999 (in thousands, except per share data).

                                                                                  NINE MONTHS
                                                                                     ENDED
                                                                              SEPTEMBER 30, 1999
                                                                              ------------------
Pro forma net loss......................................................            $(2,681)
                                                                                    =======
Pro forma basic and diluted loss per common share:
 Loss before cumulative effect of change in accounting principle........            $ (0.12)
 Cumulative effect of change in accounting principle....................              (0.02)
                                                                                    -------
  Pro forma net loss per common share...................................            $ (0.14)
                                                                                    =======
Pro forma weighted average number of common shares outstanding -
 basic and diluted......................................................             19,110
                                                                                    =======

5.  CHANGE IN ACCOUNTING PRINCIPLE

  On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires that costs for start-up activities and organization costs be expensed as incurred and not capitalized as had previously been allowed. SOP 98-5 was effective for financial statements for fiscal years beginning after 1998. The Company adopted this policy in the first quarter of 1999 and recorded a charge related to this accounting change of $395,000 in conjunction with the write-off of previously capitalized organization costs incurred by the Company in its initial formation.

6.  NEW ACCOUNTING PRINCIPLE

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999; however, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-An Amendment of FASB Statement No. 133" extended implementation to fiscal years beginning after June 15, 2000. Early adoption is permitted. The Company plans to adopt SFAS No. 133 on January 1, 2001.

  The Company currently utilizes collar arrangements to reduce its exposure to fluctuations in natural gas and oil prices and to achieve a more predictable cash flow. Based upon the Company's assessment of its derivative contracts, if the Company had adopted SFAS No. 133 on October 1, 2000, it would have recorded
(i) a current liability of approximately $21.6 million, representing the fair market value of all derivatives on that date, (ii) a reduction of equity through other comprehensive income of approximately $17.1 million, representing the intrinsic value of the cash flow hedges using NYMEX natural gas and oil prices as of September 29, 2000, and (iii) the cumulative effect of a change in accounting principle of $4.5 million, representing the time value component of the derivatives as of September 29, 2000. As the derivatives settle each month, the current liability is adjusted to reflect the current fair market value, the monthly settlement is recorded to revenues with the related adjustment to other comprehensive income, and the change in the time value component of the hedge is recorded as non-operating income (loss).

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

  Numerous important factors, risks and uncertainties may affect the Company's operating results, including, but not limited to, the risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. These factors, risks and uncertainties include, among others:

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

RESULTS OF OPERATIONS

  The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                                 ----------------------------------        -----------------------------------
                                                      1999                2000                  1999                2000
                                                 --------------      --------------        ---------------     ---------------

Production:
 Natural gas (MMcf)...........................            3,190               7,729                  7,447              18,008
 Oil and condensate (MBbls)...................               75                  50                    124                 149
  Total (MMcfe)...............................            3,637               8,029                  8,189              18,901

Revenues (in thousands):
 Natural gas..................................          $ 8,767             $35,043                $17,629             $67,702
 Oil and condensate...........................            1,533               1,475                  2,254               4,231
 Hedging losses...............................                -              (6,763)                     -              (9,166)
                                                 --------------      --------------        ---------------     ---------------
  Total.......................................          $10,300             $29,755                $19,883             $62,767

Average sales price per unit:
 Natural gas revenues from production
  (per Mcf)...................................          $  2.75             $  4.53                $  2.37             $  3.76
 Effects of hedging activities
  (per Mcf)...................................                -               (0.80)                     -               (0.44)
                                                 --------------      --------------        ---------------     ---------------
  Average price (per Mcf).....................          $  2.75             $  3.73                $  2.37             $  3.32

 Oil and condensate revenues from
  production (per Bbl)........................          $ 20.57             $ 29.61                $ 18.24             $ 28.44
 Effects of hedging activities (per Bbl)......                -              (11.65)                     -               (8.74)
                                                 --------------      --------------        ---------------     ---------------
  Average price (per Bbl).....................          $ 20.57             $ 17.96                $ 18.24             $ 19.70

 Total revenues from production (per Mcfe)....          $  2.83             $  4.55                $  2.43             $  3.81
 Effects of hedging activities (per Mcfe).....                -               (0.84)                     -               (0.49)
                                                 --------------      --------------        ---------------     ---------------
  Total average price (per Mcfe)..............          $  2.83             $  3.71                $  2.43             $  3.32


Expenses (per Mcfe):
 Lease operating expenses.....................          $  0.64             $  0.31                $  0.43             $  0.34
 Depreciation, depletion and amortization
  - natural gas and oil properties............             1.50                1.49                   1.59                1.57


Income (loss) from operations (in thousands)..          $ 1,321             $13,356                $(1,891)            $21,605


Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

  Production increased approximately 4.4 billion cubic feet equivalent ("Bcfe") in the third quarter of 2000 compared to the third quarter of 1999. The daily production rate at the end of September 2000 was approximately 125,000 million cubic feet equivalent ("Mcfe") as compared to rates of approximately 74,000 Mcfe at the end of June 2000, approximately 53,000 Mcfe at the end of December 1999 and approximately 55,000 Mcfe at the end of September 1999.

  Natural gas and oil revenues, including the effects of hedging activities, increased $19.4 million and income from operations increased $12.0 million during the third quarter of 2000 compared to the third quarter of 1999. Excluding the effects of hedging activities, natural gas revenues increased $26.3 million and oil and condensate revenues decreased $0.1 million in the third quarter of 2000 compared to the third quarter of 1999. The Company entered into hedging arrangements beginning in the fourth quarter of 1999. Net natural gas and oil hedging losses were $6.8 million in the third quarter of 2000. Natural gas production volumes increased 4.5 Bcf, primarily due to wells on six new blocks which commenced production after the third quarter of 1999, contributing $23.4 million of the increase in natural gas revenues. Average natural gas prices increased, contributing $2.9 million of the increase in natural gas revenues. Oil and condensate production volumes decreased 0.1 Bcfe, primarily due to one well which began producing water after the third quarter of 1999, contributing $0.2 million of the decrease in oil and condensate revenues. Average oil and condensate prices increased, offsetting $0.1 million of the decrease resulting from lower production volumes.

  Lease operating expenses increased $0.1 million in the third quarter of 2000 compared to the third quarter of 1999. Of the total increase in lease operating expenses, $1.3 million was attributable to wells on six new blocks which commenced production after the third quarter of 1999, offset in part by $1.2 million primarily related to major workover activities during the third quarter of 1999. The decrease in the lease operating expense rate per Mcfe was primarily due to less workover activity in the third quarter of 2000 compared to the third quarter of 1999.

  General and administrative expenses increased $0.7 million in the third quarter of 2000 compared to the third quarter of 1999. The increase in general and administrative expenses was primarily due to employment-related costs of $0.3 million associated with personnel additions after the third quarter of 1999 and $0.2 million related to the Company's listing with the New York Stock Exchange in July 2000.

  Depreciation, depletion and amortization increased $6.6 million in the third quarter of 2000 compared to the third quarter of 1999. The increase in depreciation, depletion and amortization was primarily attributable to a substantial increase in production volumes in the third quarter of 2000.

  Interest income in the third quarter of 2000 increased $1.0 million primarily due to investment income associated with investing proceeds from the Company's public offering of Common Stock completed on August 16, 2000. Interest expense, net of capitalized interest, decreased $0.7 million in the third quarter of 2000 compared to the third quarter of 1999. The Company had substantially less outstanding borrowings during the third quarter of 2000 compared to outstanding borrowings of $72.0 million at September 30, 1999. The Company used $17.0 million of the proceeds from the August 2000 Common Stock offering to repay all outstanding indebtedness. At September 30, 2000, the Company had no outstanding borrowings.

  An income tax provision of $5.8 million was recorded during the third quarter of 2000 based on the Company's evaluation of its tax position and the need to begin recording deferred taxes. No income tax provision was recorded during 1999 given the expectation of operating losses for the year.

  The Company recognized net income of $8.2 million, or $0.35 per basic share and $0.33 per diluted share in the third quarter of 2000 compared to net income of $0.2 million in the third quarter of 1999. After dividends of $2.7 million on Preferred Stock that is no longer outstanding, the Company recognized a net loss available to common stockholders of $2.5 million, or a loss of $0.48 per basic and diluted share, in the third quarter of 1999.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

  Production increased approximately 10.7 Bcfe in the first nine months of 2000 compared to the first nine months of 1999. Natural gas and oil revenues, including the effects of hedging activities, increased $42.9 million and income from operations increased $23.5 million in the first nine months of 2000 compared to the same period in 1999. Excluding the effects of hedging activities, natural gas revenues increased $50.1 million and oil and condensate revenues increased $2.0 million in the first nine months of 2000 compared to the same period in 1999. Net natural gas and oil hedging losses were $9.2 million in the first nine months of 2000. Natural gas production volumes increased 10.6 Bcf, primarily due to wells on six new blocks which commenced production after the third quarter of 1999, contributing $43.1 million of the increase in natural gas revenues. Average natural gas prices increased, contributing $7.0 million of the increase in natural gas revenues. Oil and condensate production volumes increased 0.1 Bcfe, primarily due to wells on five new blocks which commenced production after the third quarter of 1999, contributing $1.2 million of the increase in oil and condensate revenues. Average oil and condensate prices increased, contributing $0.8 million of the increase in oil and condensate revenues.

  Lease operating expenses increased $2.8 million in the first nine months of 2000 compared to the same period in 1999. Of the total increase in lease operating expenses, $2.1 million was attributable to wells on new blocks which commenced production after the third quarter of 1999. The Company had workover activities of $0.9 million on four wells in the first nine months of 2000. The decrease in the lease operating expense rate per Mcfe was primarily due to the substantial increase in production and less workover activity in the first nine months of 2000 compared to the same period in 1999.

  General and administrative expenses increased $1.6 million in the first nine months of 2000 compared to the same period in 1999. The increase in general and administrative expenses was primarily due to employment-related costs associated with personnel additions after the third quarter of 1999.

  Depreciation, depletion and amortization increased $16.6 million in the first nine months of 2000 compared to the same period in 1999. Of the total increase in depreciation, depletion and amortization, $17.1 million was attributable to a substantial increase in production volumes, partially offset by a reduction of $0.5 million resulting from a decrease in the depletion rate from the first nine months in 1999.

  Interest income in the first nine months of 2000 increased $1.2 million primarily due to investment income associated with investing proceeds from the Company's public offering of Common Stock completed on August 16, 2000. Interest expense, net of capitalized interest, decreased $1.9 million in the first nine months of 2000 compared to the same period in 1999. The Company had substantially less outstanding borrowings during the first nine months of 2000 compared to outstanding borrowings of $72.0 million at September 30, 1999. The Company used $17.0 million of the proceeds from the August 2000 Common Stock offering to repay all outstanding indebtedness. At September 30, 2000, the Company had no outstanding borrowings.

  An income tax provision of $5.8 million was recorded during the first nine months of 2000 based on the Company's evaluation of its tax position and the need to begin recording deferred taxes. No income tax provision was recorded during 1999 given the expectation of operating losses for the year.

  The Company recognized net income of $16.6 million, or $0.77 per basic share and $0.73 per diluted share, in the first nine months of 2000 compared to a net loss of $4.6 million in the same period in 1999. After dividends of $7.8 million on Preferred Stock that is no longer outstanding, the Company recognized a net loss available to common stockholders of $12.4 million, or a loss of $2.79 per basic and diluted share, in the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has experienced and expects to continue to experience substantial working capital requirements, primarily due to its active exploration and development programs. While the Company believes that working capital, cash flows from operations and borrowings under its Credit Facility will be sufficient to meet its capital requirements through the end of 2001, additional financing may be required in the future to fund its growth and exploration and development programs. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

  Cash and cash equivalents increased $81.8 million to $102.3 million at September 30, 2000 from $20.5 million at December 31, 1999. The increase resulted from $140.6 million provided by financing activities and $50.8 million provided by operating activities, offset in part by $109.6 million used in investing activities.

 Operating Activities

  The Company intends to use cash and cash flows from operations to fund a portion of its future lease acquisition, exploration and development activities. Net cash of $50.8 million was provided by operating activities in the first nine months of 2000, primarily as a result of a substantial increase in natural gas production and prices.

  Cash flow from operations will depend on the Company's ability to increase production through its exploration and development programs and the prices of natural gas and oil. The Company has made significant investments to expand its operations in the Gulf of Mexico. These investments have resulted in an increase in the Company's daily production to approximately 125,000 Mcfe at the end of September 2000 from approximately 53,000 Mcfe at the end of December 1999. The Company expects higher production and cash flow during the remainder of 2000 as recent discoveries commence production. However, the Company can provide no assurance that production volumes and pricing in the remainder of 2000 will achieve expectations.

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

  The Company's cash flow from operations also depends on its ability to manage working capital, including accounts receivable and payable as well as accrued liabilities. The $20.4 million increase in accounts receivable was primarily due to a $11.2 million increase in accrued natural gas and oil revenues resulting primarily from an increase in production and prices in September 2000 compared to December 1999 and a $5.9 million increase in joint interest billings associated with additional wells operated by the Company. The increases in accounts payable and accrued liabilities were primarily due to costs associated with increased drilling and development activities during the third quarter of 2000.

 Investing Activities

  Net cash of $109.6 million used in investing activities in the first nine months of 2000 included net oil and gas property capital expenditures of $109.3 million and purchases of other property and equipment of $1.7 million. In addition, the Company received net proceeds of $1.4 million from the sale of a pipeline. The Company drilled 21 exploratory wells in the first nine months of 2000, nine of which were successful. In 1999, the Company drilled 12 exploratory wells, eight of which were successful.

  The 2000 budget includes development costs that are contingent on the success of future exploratory drilling. The Company does not anticipate that budgeted leasehold acquisition activities will include the acquisition of producing properties. The Company does not anticipate any significant abandonment or dismantlement costs through 2000. The Company has capital expenditure plans for the remainder of 2000 totaling approximately $42 million, primarily for costs related to exploration and development programs. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, natural gas and oil prices, industry conditions, decisions of operators and other prospect owners and the prices of drilling rig dayrates and other oilfield goods and services.

 Financing Activities

  Net cash of $140.6 million was provided by financing activities during the first nine months of 2000. The Company received proceeds of $138.9 million from the sale of Common Stock to the public, proceeds from borrowings of $17.0 million and proceeds of $2.2 million from stock option exercises, offset in part by payments on borrowings of $17.0 million and public offering costs of $0.5 million.

  On August 16, 2000, the Company completed its public offering of 5,600,000 shares of Common Stock at $26.25 per share. After payment of underwriting discounts and commissions, the Company received net proceeds of $138.9 million. With a portion of the proceeds, the Company retired all then outstanding debt of $17.0 million.

  The Company is a party to a credit agreement that provides it with a $75.0 million Credit Facility with an initial borrowing base of $40.0 million and an original term of 364 days. The current borrowing base is $30.0 million. At September 30, 2000, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets, including its interests in natural gas and oil properties. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility will be a fluctuating rate of interest equal to the higher of either the Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5 percent per annum.

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

  Under its current hedging practice, the Company does not hedge more than 50 percent of its production quantities without the prior approval of the risk management committee. The daily production rates at the end of September 2000 were approximately 122,000 Mcf of natural gas and approximately 600 barrels of oil and condensate. The Company has entered into the following collar arrangements. One MMBtu approximates one Mcf of gas.

                                           Gas Collars                                     Oil Collars
                           ------------------------------------------      -----------------------------------------
                             Average        Average         Average         Average         Average        Average
                              Daily          NYMEX           NYMEX           Daily           NYMEX          NYMEX
                              Volume         Floor          Ceiling         Volume           Floor         Ceiling
      Time Period            (MMBtu)      Price/MMBtu     Price/MMBtu        (Bbl)         Price/Bbl      Price/Bbl
------------------------   ---------      -----------     -----------      --------        ---------      ----------
Third Quarter 2000           50,000          $2.63           $2.96            600            $18.61          $21.03
Fourth Quarter 2000 (1)      50,000           2.95            3.43            600             22.11           25.15
First Quarter 2001           50,000           2.95            3.43              -                 -               -
Second Quarter 2001          53,297           2.99            4.64              -                 -               -
Third Quarter 2001           50,000           3.00            4.72              -                 -               -
Fourth Quarter 2001 (2)      50,000           3.00            4.72              -                 -               -
------------------------

(1) Collar arrangements through November 30, 2000 for oil.
(2) Collar arrangements through November 30, 2001 for natural gas.

  The Company settles collar arrangements based on the average of the reported settlement prices on the NYMEX for the last three trading days for natural gas and the average of the daily reported settlement prices on the NYMEX for the entire trading month for oil. In a collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price for the transaction. These transactions are designated as hedges and accounted for on the accrual basis with realized gains and losses recognized in revenues when the related production occurs. The Company recognized net hedging losses of $9.2 million during the first nine months of 2000.

  The fair market value of all derivatives on September 30, 2000 was a liability of approximately $21.6 million. The estimated intrinsic value of the open collar arrangements as of September 30, 2000 is equal to an unrealized loss of approximately $8.7 million for the fourth quarter of 2000 and an unrealized loss of approximately $8.4 million in 2001 using NYMEX natural gas and oil prices as of September 29, 2000.


                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       10.4.1  -   First Amendment to Second Amended and Restated Credit
                   Agreement dated as of September 30, 2000

       27      -   Financial Data Schedule

(b)  Reports on Form 8-K

       None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPINNAKER EXPLORATION COMPANY

Date:      November 2, 2000           By:   /s/    JAMES M. ALEXANDER
        ---------------------         -----------------------------------------
                                                   James M. Alexander
                                            Vice President, Chief Financial
                                                 Officer and Secretary


Date:      November 2, 2000           By:   /s/    JEFFREY C. ZARUBA
        ---------------------         -----------------------------------------
                                                   Jeffrey C. Zaruba
                                                       Treasurer

                                 EXHIBIT INDEX



     EXHIBIT
     NUMBER                   Description
     ------                   -----------


   10.4.1  -   First Amendment to Second Amended and Restated Credit Agreement
               dated as of September 30, 2000

   27      -   Financial Data Schedule