Form 10-K405
period 2000-12-31
SPINNAKER EXPLORATION CO
filed 2001-03-02
CIK 1089697

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2000.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from            to
              .

                       Commission file number 000-27473

                         SPINNAKER EXPLORATION COMPANY
            (Exact name of registrant as specified in its charter)

              Delaware                                 76-0560101
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

    1200 Smith Street, Suite 800
           Houston, Texas                                 77002
   (Address of principal executive                     (Zip Code)
              offices)

                                (713) 759-1770
             (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                               Name of each exchange on
             Title of each class                   which registered
             -------------------               ------------------------
   Common stock, par value $0.01 per share     New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 28, 2001 was approximately $751,382,000.

   The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, on February 28, 2001 was 26,735,846.

   Parts of the following document are incorporated by reference to Part III of this Form 10-K Report: Definitive Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

Item 1.    Business......................................................   1
Item 2.    Properties....................................................  20
Item 3.    Legal Proceedings.............................................  23
Item 4.    Submission of Matters to a Vote of Security Holders...........  23

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................  24
Item 6.    Selected Financial Data.......................................  25
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  26
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....  31
Item 8.    Financial Statements and Supplementary Data...................  32
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  32

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............  33
Item 11.   Executive Compensation........................................  33
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management....................................................  33
Item 13.   Certain Relationships and Related Transactions................  33

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K...........................................................  33
Signatures...............................................................  34

   Spinnaker Exploration Company ("Spinnaker" or the "Company") has provided definitions for some of the natural gas and oil industry terms used in this report in the "Glossary of Natural Gas and Oil Terms" on page 18.

             Cautionary Statement About Forward-Looking Statements

   Some of the information in this Annual Report on Form 10-K, including information incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. The forward-looking statements speak only as of the date made and the Company undertakes no obligation to update such forward-looking statements. These forward looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. These future events include the following matters:

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

   Numerous important factors, risks and uncertainties may affect the Company's operating results, including:

  . the risks associated with exploration;
  . the ability to find, acquire, market, develop and produce new properties; . natural gas and oil price volatility;
  . uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
  . operating hazards attendant to the natural gas and oil business;
  . downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
  . potential mechanical failure or under-performance of significant wells;
  . climactic conditions;
  . availability and cost of material and equipment;
  . delays in anticipated start-up dates;
  . actions or inactions of third-party operators of the Company's properties;
  . the ability to find and retain skilled personnel;
  . availability of capital;
  . the strength and financial resources of competitors;
  . regulatory developments;
  . environmental risks; and
  . general economic conditions.

   Any of the factors listed above and other factors contained in this Form 10-K could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by the Company or on its behalf. The Company cannot assure you that future results will meet its expectations. You should pay particular attention to the risk factors and cautionary statements described under "Risk Factors" in "Item 1. Business."

                                    PART I

Item 1. Business

General

   Spinnaker Exploration Company is an independent energy company engaged in the exploration, development and production of natural gas and oil in the U.S. Gulf of Mexico ("Gulf of Mexico"). At December 31, 2000, the Company had license rights to approximately 9,500 blocks of mostly contiguous, recent vintage 3-D seismic data in the Gulf of Mexico, including approximately 5,750 blocks from its 3-D seismic data agreement ("Data Agreement") with Petroleum Geo-Services ASA ("PGS"). This database covers an area of approximately 39 million acres, which the Company believes is one of the largest recent vintage 3-D seismic databases of any independent exploration and production company in the Gulf of Mexico. The Company considers recent vintage 3-D seismic data to be data that was generated since 1990. As of December 31, 2000, the Company had 207 leasehold interests located in Texas state and federal waters covering approximately 739,000 gross and 337,000 net acres. The Company believes its regional 3-D seismic approach allows it to create and maintain a large inventory of high-quality prospects and provides the opportunity to enhance its exploration success and efficiently deploy its capital resources. The Company also believes its license rights to large quantities of high-quality seismic data and its management and technical staff are important factors for its current and future success.

   Spinnaker's Chief Executive Officer, PGS and Warburg, Pincus Ventures, L.P. ("Warburg") formed Spinnaker in December 1996. From inception through December 31, 2000, the Company participated in drilling 59 wells in the Gulf of Mexico, with 37 of these wells being completed as discoveries. As of December 31, 2000, Ryder Scott Company, L.P. estimated the Company's net proved reserves at approximately 182.7 Bcfe, 90 percent of which was natural gas, representing an increase of approximately 75 percent over estimated net proved reserves of
104.5 Bcfe at December 31, 1999. Daily production has increased to approximately 130,000 Mcfe at December 31, 2000 from daily production of approximately 53,000 Mcfe at December 31, 1999. Within its current inventory of 207 leasehold interests, the Company has identified approximately 90 exploratory prospects or leads. The Company expects to drill 36 of these prospects during 2001. Based on 3-D seismic analysis on blocks where it currently has no leasehold interest, the Company also has identified over 200 additional leads that may result in additional prospects. The capital expenditure budget for 2001 includes approximately $260 million for exploration, development, leasehold acquisitions and other capital expenditures.

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

   On August 16, 2000, the Company completed a public offering of 5,600,000 shares of Common Stock at $26.25 per share. After payment of underwriting discounts and commissions, the Company received net proceeds of $138.9 million. With a portion of the proceeds, the Company retired all then outstanding debt of $17.0 million. On December 20, 2000, PGS completed a public offering of its 5,388,743 shares of Common Stock at $29.25 per share. Spinnaker received no proceeds from this sale, and PGS' sale of its shares had no effect on the Data Agreement.

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

   Focus on the Gulf of Mexico. Spinnaker has assembled a large 3-D seismic database and focuses its exploration activities in the Gulf of Mexico because it believes this area represents one of the most attractive exploration regions in North America. The Gulf of Mexico has the following characteristics that make it attractive to exploration and production companies:

  . Prolific exploration and production history

  . Open access to acreage

  . Existing oilfield service infrastructure

  . Attractive taxation and royalty rates

  . Relatively high-productivity wells

  . Transportation infrastructure with geographic proximity to well-developed markets for natural gas and oil

  . Geologic diversity that offers a variety of exploration opportunities.

   The Company also believes its geographic focus provides an excellent opportunity to develop and maintain competitive advantages through the combination of its 3-D seismic database, regional exploration and operating expertise and joint venture relationships.

   Maintain a large database of 3-D seismic data. Spinnaker believes its large database of 3-D seismic data allows it to generate and maintain a large inventory of high-quality exploratory prospects. The Company believes the 3-D seismic data received from PGS will continue to serve as the foundation for its exploration program. The Company will continue to supplement that data with 3-D seismic data acquisitions from other seismic data vendors.

   Employ a rigorous prospect selection process. Spinnaker uses its large inventory of contiguous areas of 3-D seismic data to select prospects by tying regional 3-D seismic analysis to actual drilling results. Through this process, the Company enhances its understanding of the geology before selecting prospects and increases the probability of accurately identifying hydrocarbon-bearing zones.

   Emphasize technical expertise. Spinnaker's 15 explorationists have an average of over 20 years experience in exploration in the Gulf of Mexico. In its efforts to attract and retain explorationists, the Company offers an entrepreneurial culture, an extensive 3-D seismic database, state-of-the-art computer-aided exploration technology and other technical tools.

   As Spinnaker matures, it is moving towards retaining larger working interests in prospects located in water depths of less than 2,000 feet. The combination of larger working interests and its technical expertise has allowed the Company to act as the operator for an increasing number of these prospects, providing more control of costs, the timing and amount of capital expenditures and the selection of technology.

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

   Spinnaker has used joint ventures to help diversify its exploration activities. The Company's 3-D seismic data's broad coverage of the Gulf of Mexico allows it to participate in a variety of geologically diverse exploration opportunities and create a diversified prospect portfolio. The Company intends to manage its exposure in deep water exploration activities by focusing on prospects where commercial feasibility of the prospect can be evaluated with a small number of wells and where it believes 3-D seismic analysis provides attractive risk/reward benefits. The Company also strives to diversify its exploration efforts by seeking to limit the budgeted amount of the leasehold acquisition and drilling costs of the first exploratory well on any one prospect to less than 10 percent of the annual capital budget.

   The Company believes that maintaining continuity in its exploration activity during all phases of the commodity price cycles is an important element to balance and diversification. By positioning the Company to have a continuous exploration program, it can potentially take advantage of reduced competition for prospects and lower drilling and other oilfield service costs during periods of low natural gas and oil prices.

PGS Data Agreement

 Data Covered by the Data Agreement

   Subject to the exceptions discussed below, the Company is entitled to receive and use all of PGS' standard and enhanced multi-client 3-D seismic data covering the Gulf of Mexico including its bays, channels, tributaries, estuaries and transition zones that PGS acquires or processes for itself prior to March 31, 2002 or is in the process of acquiring or processing as of that date. However, PGS is not obligated under the Data Agreement to acquire any further data of any kind. While PGS is currently involved in acquiring 3-D seismic data in the Gulf of Mexico, it could elect to cease 3-D seismic data acquisition as a result of a change of control of PGS or changes in PGS' competitive, financial or technological status. The Company is also entitled to enhanced data processed by third parties if PGS retains a material royalty or similar interest in that data.

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

   Standard data is the basic 3-D, time-migrated seismic data, and dragged array and vertical cable data as now provided as the standard product to PGS' 3-D seismic survey customers. Enhanced data is data created through additional computer processing of PGS' standard data. Enhanced data includes processed data referred to as pre-stack depth migrated data, 3-D amplitude versus offset processing and refined pre-stack time migrated data. The Company has license rights to approximately 4,450 blocks of standard data and 1,300 blocks of enhanced data under the Data Agreement.

   PGS also acquires an advanced form of 3-D marine seismic data, sometimes referred to as multi-component data, that requires the simultaneous recording of information with instruments located on the ocean floor and instruments dragged behind a marine seismic vessel. The Company is entitled to select for its use up to 60 blocks of multi-component data that PGS acquires, if any, prior to March 31, 2002 or is in the process of acquiring as of that date. The Company must select multi-component data in groups of blocks which are all contiguous on at least one side and which include at least five blocks.

   PGS markets Gulf of Mexico seismic data through seismic data marketing vendors. The Company has entered into agreements with some of these marketing vendors who modify, to some extent, the Company's rights under the Data Agreement. Material modifications of the Company's rights resulting from these agreements are noted below. If PGS enters into a marketing agreement with a new party, then PGS has agreed to use good faith efforts to obtain the consent of the new party to the Company's rights under the Data Agreement. If PGS does not obtain the consent of this new party, however, then the Company may not be entitled to the future data of PGS that is marketed by that party. A majority of the data the Company has received is subject to agreements with marketing vendors.

   On December 20, 2000, PGS completed a public offering of its 5,388,743 shares of Spinnaker Common Stock at $29.25 per share. This transaction had no effect on the Data Agreement.

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

   The Data Agreement provides that the Company's rights to use data are perpetual subject to the termination provisions discussed below. However, the Company's related agreements with PGS' marketing vendors provide that its rights terminate automatically after 25 years. The data the Company receives under the Data Agreement remains the property of PGS subject to the rights granted to the Company in the Data Agreement.

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

   The Company may assign its rights under the Data Agreement, directly or by merger, to a successor to all or substantially all of its business or assets or the business or assets of Spinnaker Exploration Company, L.L.C., the Company's principal subsidiary, as long as the successor is not a PGS competitor. A PGS competitor is a company that provides 3-D marine seismic data in the Gulf of Mexico as a significant part of its business or an affiliate of such company. If the successor to the Company's business or assets is not a PGS major customer, then that successor may in turn transfer the rights under the Data Agreement to a successor of all of its business or assets as long as that successor is not a PGS competitor. A PGS major customer is a customer that has purchased from PGS products and services at least equal to 7.5 percent of PGS' prior twelve months gross receipts for all seismic data sales and related services in the Gulf of Mexico or an affiliate of that customer. No other transfers of rights under the Data Agreement by the Company or its successors are permitted. In addition, one of the Company's agreements with a PGS marketing vendor provides that it may not assign its rights to PGS data marketed by that vendor without the consent of that vendor.

 Termination Events

   PGS may terminate substantially all of the Company's rights under the Data Agreement by giving Spinnaker notice after any of the following events:

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

  . the Company commits a material breach of one of the other provisions of the Data Agreement and fails to remedy the breach within 90 days after notice to the Company; or

  . the Company commences a voluntary bankruptcy or similar proceeding or an involuntary bankruptcy or similar proceeding is commenced against the Company and remains un-dismissed for 30 days.

 Non-Compete

   PGS has agreed that it will not disclose to any person data covering the majority of the blocks in any survey in the Gulf of Mexico that is marketed by PGS as a single survey in exchange for interests in any natural gas or oil property or natural gas and oil company. This restriction terminates on March 31, 2002.

 Additional Services

   Under the Data Agreement, the Company has access to 3-D seismic data to March 31, 2003 through the proprietary high technology data archival and retrieval system of PGS Data Management Inc.

   The Company has agreed to purchase $2.0 million of seismic-related services from PGS prior to December 31, 2002. The Company paid to PGS approximately $122,000, $318,000 and $449,000 in 1998, 1999 and 2000, respectively, for seismic-related services. Through December 31, 2000, the Company has paid PGS a total of approximately $948,000 for these services.

 Limitation of Liability

   The aggregate liability of PGS under the Data Agreement for all claims made by the Company is limited to $45.0 million. The Company's liability for claims made against it by PGS under the Data Agreement is not limited.

Use of Computer-Aided Exploration Technology

   Computer-aided exploration is the process of using a computer workstation and common database to accumulate and analyze seismic, production and other data regarding a geographic area. In general, computer-aided exploration involves accumulating various 2-D and 3-D seismic data with respect to a potential drilling location and correlating that data with historical well control and production data from similar properties. The available data is then analyzed using computer software and modeling techniques to project the likely geologic setting of a potential drilling location and potential locations of undiscovered natural gas and oil reserves. This process relies on a comparison of actual data for the potential drilling location and historical data for the density and sonic characteristics of different types of rock formations, hydrocarbons and other subsurface minerals, resulting in a projected 3-D image of the subsurface. This modeling is performed through the use of advanced interactive computer workstations and various combinations of available computer software developed solely for this application.

   The Company has invested extensively in the advanced computer hardware and software necessary for 3-D seismic exploration. As of December 31, 2000, the Company had 18 workstations in-house to analyze seismic data. The Company's explorationists can access a diverse software tool kit including modeling, mapping, well path description, time slice analysis, pre- and post-stack seismic processing, synthetic generation, fluid replacement studies and seismic attribute analyses. Additionally, the Company has invested in direct-link telecommunications technology that provides disk-to-disk downloading of data volumes directly from PGS that allows very rapid loading on the Company's in-house storage. This capability has benefited the Company when new data sets are made available only a short time prior to state and federal lease sales.

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

   Decreases in the prices of natural gas and oil could adversely affect the carrying value of proved reserves and revenues, profitability and cash flow. Although the Company is not currently experiencing any significant involuntary curtailment of natural gas or oil production, market, economic and regulatory factors may in the future materially affect its ability to sell natural gas or oil production. For the year ended December 31, 1998, sales to Cokinos Energy Corporation ("Cokinos") were 100 percent of the Company's natural gas and oil revenues. For the year ended December 31, 1999, sales to Columbia Energy Services and Cokinos were 68 percent and 32 percent, respectively, of the Company's natural gas and oil revenues, excluding the effects of hedging activities. For the year ended December 31, 2000, sales to Enron North America Corp., Coral Energy Resources, L.P. and Reliant Energy Services, Inc. accounted for approximately 61 percent, 11 percent and 11 percent, respectively, of the Company's natural gas and oil revenues, excluding the effects of hedging activities.

   Customers purchase all of the Company's natural gas production at current market prices. The terms of the arrangements require the customers to pay the Company within 60 days after delivery of the production. As a result, if the customers were to default on their payment obligations to the Company, near-term earnings and cash flows would be adversely affected. However, due to the availability of other markets and pipeline connections, the Company does not believe that the loss of these customers or any other customers would adversely affect its ability to market production.

   To reduce exposure to fluctuations in the prices of natural gas and oil, the Company enters into hedging arrangements with respect to a portion of its expected production. Hedging arrangements expose the Company to risks in some circumstances, including when production is less than expected, when the other party to the hedging contract defaults on its contract obligations or when there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received. In addition, these hedging arrangements have limited and may continue to limit the benefit the Company would receive from increases in the prices for natural gas and oil. For further information concerning Spinnaker's hedging transactions, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Competition

   The Company competes with major and independent natural gas and oil companies for property acquisitions. The Company also competes for the equipment and labor required to operate and develop these properties. Most of the Company's competitors have substantially greater financial and other resources. As a result, in the deep water where exploration is more expensive, competitors may be better able to withstand sustained periods of unsuccessful drilling. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than the Company can, which would adversely affect its competitive position. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company can. The Company's ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend upon its ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of the Company's competitors have been operating in the Gulf of Mexico for a much longer time than the Company has and have demonstrated the ability to operate through industry cycles.

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

   The Company's sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal regulation. Commencing in April 1992, the FERC issued Order No. 636 and a series of related orders which required interstate pipelines to provide open-access transportation on a basis that is equal for all natural gas suppliers. The FERC has stated that it intends for Order No. 636 and its future restructuring activities to foster increased competition within all phases of the natural gas industry. Although Order No. 636 does not directly regulate the Company's production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how the Company and its competitors sell natural gas in the marketplace. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although some appeals remain pending and the FERC continues to review and modify its regulations regarding the transportation of natural gas. For example, the FERC recently issued Orders No. 637, 637-A and 637-B which, among other things, (i) lift the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for short-term releases of pipeline capacity of less than one year, (ii) permit pipelines to charge different maximum cost-based rates for peak and off-peak periods, (iii) encourage, but do not mandate, auctions for pipeline capacity, (iv) require pipelines to implement imbalance management services, (v) restrict the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders, and
(vi) implement a number of new pipeline reporting requirements. These orders also require the FERC Staff to analyze whether the FERC should implement additional fundamental policy changes, including, among other things, whether to pursue performance-based ratemaking or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. In addition, the FERC implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities and has issued a policy statement, which it largely affirmed in recent orders on rehearing, establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates based solely on the costs associated with such new pipeline facilities. The Company cannot predict what further action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which natural gas is sold. However, the Company does not believe that any action taken will affect it in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

   The Outer Continental Shelf Lands Act ("OCSLA") requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the Outer Continental Shelf. The FERC recently issued Order No. 639, requiring that virtually all non-proprietary pipeline transporters of natural gas on the Outer Continental Shelf report information on their affiliations, rates and conditions of service. Among the FERC's stated purposes in issuing such rules was the desire to provide shippers on the Outer Continental Shelf with greater assurance of open-access services on pipelines located on the Outer Continental Shelf and non-discriminatory rates and conditions of service on such pipelines.

   Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

 Federal Leases

   A substantial portion of the Company's operations is located on federal natural gas and oil leases, which are administered by the Minerals Management Service ("MMS"). Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA which are subject to interpretation and change by the MMS. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the Outer Continental Shelf, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. The Company is currently in compliance with the bonding requirements of the MMS. Under some circumstances, the MMS may require any of the Company's operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect the Company's financial condition and results of operations.

   The MMS recently issued a final rule that amended its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This rule provides that the MMS will collect royalties based on the market value of oil produced from federal leases. The lawfulness of the new rule has been challenged in federal court. The Company cannot predict whether this new rule will be upheld in federal court, nor can the Company predict whether the MMS will take further action on this matter. The Company believes this rule will not have a material impact on its financial condition, liquidity or results of operations.

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

 Oil Price Controls and Transportation Rates

   Sales of crude oil, condensate and natural gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations have generally been approved on judicial review. The FERC's regulation of oil transportation rates may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. The Company is unable at this time to predict the effects of these regulations, if any, on the transportation costs associated with oil production from its properties. However, the Company does not believe that these regulations affect it any differently than other producers.

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

   The OPA also requires a responsible party to submit proof of its financial ability to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, the OPA requires parties responsible for offshore facilities to provide financial assurance in the amount of $35.0 million to cover potential OPA liabilities. This amount can be increased up to $150.0 million if a study by the MMS indicates that an amount higher than $35.0 million should be required. On August 11, 1998, the MMS adopted a rule implementing these OPA financial responsibility requirements. The Company is in compliance with this rule.

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

   The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under the CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

   The Company's operations are also subject to regulation of air emissions under the Clean Air Act, comparable state and local requirements and the OCSLA. Future regulations under these laws could lead to the gradual imposition of new air pollution control requirements on the Company's operations. Therefore, the Company may incur capital expenditures over the next several years to upgrade its air pollution control equipment. The Company does not believe that its operations would be materially affected by any such requirements, nor does it expect such requirements to be any more burdensome to it than to other companies of its size involved in natural gas and oil exploration and production activities.

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

   Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on it.

Operating Hazards and Insurance

   The natural gas and oil business involves a variety of operating risks, including fires, explosions, blow-outs and surface cratering, uncontrollable flows of underground natural gas, oil and formation water, natural disasters, pipe or cement failures, casing collapses, embedded oilfield drilling and service tools, abnormally pressured formations and environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases. If any of these events occur, the Company could incur substantial losses as a result of injury or loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties, suspension of the

Company's operations and repairs to resume operations. If the Company experiences any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, which could adversely affect its ability to conduct operations.

   As part of its strategy, the Company explores for natural gas and oil in the deep waters of the Gulf of Mexico where operations are more difficult than in shallower waters. The Company's deep water drilling and operations require the application of recently developed technologies that involve a higher risk of mechanical failure. Furthermore, the deep waters of the Gulf of Mexico lack the physical and oilfield service infrastructure present in the shallower waters of the Gulf of Mexico. As a result, deep water operations may require a significant amount of time between a discovery and the time that the Company can market the natural gas or oil, increasing the risk involved with these operations.

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

   In accordance with industry practice, the Company maintains insurance against some, but not all, potential risks and losses. The Company has not carried business interruption insurance in the past. For some risks, the Company may not obtain insurance if it believes the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect the Company.

Employees

   At December 31, 2000, the Company had 46 full-time employees. The Company believes that its relationships with the employees are satisfactory. None of the Company's employees is covered by a collective bargaining agreement. From time to time, the Company uses the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site surveillance, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for the Company, including pumping, maintenance, dispatching, inspection and testing.

Risk Factors

   In addition to the other information set forth elsewhere in this Form 10-K, you should carefully consider the following factors when evaluating Spinnaker.

Because the Company has a limited operating history and has incurred losses from operations and net losses in recent years, future operating results are difficult to forecast. The Company's failure to sustain profitability in the future could adversely affect the market price of Spinnaker's Common Stock.

   The Company was formed in December 1996 and, as a result, has a limited operating history. The Company's limited operating history and the unpredictable results of its exploration and development strategy make it difficult to forecast operating results. In considering whether to invest in Spinnaker's Common Stock, you should consider the limited historical financial and operating information available on which to base your evaluation of the Company's performance. In addition, because the Company has a limited operating history and fewer financial resources than many companies in the industry, it may be at a disadvantage in bidding for exploratory prospects and in developing natural gas and oil properties. For a description of the competition the Company faces in its business, see "Item 1. Business-- Competition."

   The Company incurred net losses of $0.3 million in 1996, $2.2 million in 1997, $6.9 million in 1998 and $1.3 million in 1999. The Company's development of and participation in an increasingly larger number of prospects has required and will continue to require substantial capital expenditures. The Company cannot assure you that it will sustain profitability or positive cash flows from operating activities in the future. The Company's failure to sustain profitability in the future could adversely affect the market price of Spinnaker's Common Stock.

Exploration is a high-risk activity, and the 3-D seismic data and other advanced technologies the Company uses cannot eliminate exploration risk and require experienced technical personnel whom the Company may be unable to attract or retain.

   The Company's future success will depend on the success of its exploratory drilling program. Exploration activities involve numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. In addition, the Company often is uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of the additional exploration time and expense associated with a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs or equipment.

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

If PGS terminates the Data Agreement, the Company's ability to find additional reserves could be impaired. In addition, the Company's right to receive data under the Data Agreement will be substantially restricted after March 31, 2002.

   The Company's success depends heavily on its access to 3-D seismic data, and one of its primary sources for 3-D seismic data is the Data Agreement. If PGS terminates the Data Agreement, the Company would lose access to a portion of its 3-D seismic data which loss could have an adverse effect on its ability to find additional reserves. PGS may terminate the Data Agreement on several grounds, including if a PGS competitor acquires control of Spinnaker or if the Company breaches the Data Agreement subject to specified exceptions. See
"Item 1. Business--PGS Data Agreement--Termination Events" for a description of these exceptions. In addition, the Company is only entitled to receive and use 3-D seismic data that PGS acquires and processes prior to March 31, 2002 or that PGS is in the process of acquiring or processing as of that date.

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

   Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from the Company's estimates. Any significant variance could materially affect the estimated quantities and net present value of reserves. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond the Company's control. At December 31, 2000, approximately 68 percent of the Company's proved reserves were either proved undeveloped or proved non-producing. Moreover, some of the producing wells included in the reserve report had produced for a relatively short period of time as of December 31, 2000. Because most of the reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a lengthy production history.

   You should not assume that the present value of future net cash flows from the Company's proved reserves is the current market value of its estimated natural gas and oil reserves. In accordance with Securities and Exchange Commission ("Commission") requirements, the Company bases the estimated discounted future net cash flows from its proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the net present value estimate.

A significant part of the value of the Company's production and reserves is concentrated in a small number of offshore properties. Because of this concentration, any production problems or inaccuracies in reserve estimates related to those properties are more likely to adversely impact the Company's business.

   During 2000, over 63 percent of the Company's production came from four of its properties in the Gulf of Mexico. If mechanical problems, storms or other events curtailed a substantial portion of this production, the Company's cash flow would be adversely affected. In addition, at December 31, 2000, the Company's proved reserves were located on 24 different properties in the Gulf of Mexico, with approximately 56 percent of the proved reserves attributable to four of these properties. If the actual reserves associated with any one of these four properties are less than the estimated reserves, the Company's results of operations and financial condition could be adversely affected.

The Company is vulnerable to operational, regulatory and other risks associated with the Gulf of Mexico because it currently explores and produces exclusively in that area.

   The Company's operations and revenues are impacted acutely by conditions in the Gulf of Mexico because it currently explores and produces exclusively in that area. This concentration of activity makes the Company more vulnerable than many of its competitors to the risks associated with the Gulf of Mexico, including delays and increased costs relating to adverse weather conditions, drilling rig and other oilfield services and compliance with environmental and other laws and regulations.

   Recently, higher prices for natural gas and oil have led to greater demand for drilling rig and other oilfield services. As a result, the Company has experienced increasing costs and reduced availability of these services.

Relatively short production periods for Gulf of Mexico properties subject the Company to higher reserve replacement needs, require significant capital expenditures to replace production and may impair its ability to reduce production during periods of low natural gas and oil prices.

   Production of reserves from reservoirs in the Gulf of Mexico generally declines more rapidly than from reservoirs in many other producing regions of the world. This results in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial few years of production. As a result, reserve replacement needs from new prospects are greater and require the Company to incur significant capital expenditures to replace production.

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

   The Company's future natural gas and oil production depends on its success in finding or acquiring additional reserves. If the Company fails to replace reserves, its level of production and cash flows would be adversely impacted. In general, production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. The Company's total proved reserves decline as reserves are produced unless it conducts other successful exploration and development activities or acquires properties containing proved reserves, or both. The Company's ability to make the necessary capital investment to maintain or expand its asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. The Company may not be successful in exploring for, developing or acquiring additional reserves. If the Company is not successful, its future production and revenues will be adversely affected.

Hedging production has limited and may continue to limit potential gains from increases in commodity prices or result in losses.

   To reduce exposure to fluctuations in the prices of natural gas and oil, the Company enters into hedging arrangements with respect to a portion of its expected production. Hedging arrangements expose the Company to risks in some circumstances, including situations when production is less than expected, the other party to the hedging contract defaults on its contract obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements have limited and may continue to limit the benefit the Company could receive from increases in the prices for natural gas and oil. The Company cannot assure you that the hedging transactions it has entered into, or will enter into, will adequately protect it from fluctuations in natural gas and oil prices. The Company may choose not to engage in hedging transactions in the future. As a result, the Company may be adversely affected during periods of declining natural gas and oil prices.

   The fair market value of the Company's hedges on December 31, 2000 was a liability of approximately $41.7 million. The estimated intrinsic value of the open collar arrangements as of December 31, 2000 was equal to an unrealized loss of approximately $37.7 million in 2001 using NYMEX natural gas prices as of year-end.

The natural gas and oil business involves many operating risks that can cause substantial losses.

   The natural gas and oil business involves a variety of operating risks, including fires, explosions, blow-outs and surface cratering, uncontrollable flows of underground natural gas, oil and formation water, natural disasters, pipe or cement failures, casing collapses, embedded oilfield drilling and service tools, abnormally pressured formations and environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases. If any of these events occur, the Company could incur substantial losses as a result of injury or loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties, suspension of the Company's operations and repairs to resume operations. If the Company experiences any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, which could adversely affect its ability to conduct operations.

   Offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, the Company could incur substantial liabilities that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in loss of equipment and properties.

   The Company has not carried business interruption insurance in the past. For some risks, the Company may not obtain insurance if it believes the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect the Company's operations.

Exploration for natural gas and oil in the deep waters of the Gulf of Mexico involves greater operational and financial risks than exploration in shallower waters, and expansion into the deep water could result in substantial losses.

   As part of its strategy, the Company explores for natural gas and oil in the deep waters of the Gulf of Mexico where operations are more difficult and costly than in shallower waters. Deep water drilling and operations require the application of recently developed technologies that involve a higher risk of mechanical failure. The Company has experienced and will continue to experience significantly higher drilling costs for its deep water prospects. Furthermore, the deep waters of the Gulf of Mexico lack the physical and oilfield service infrastructure present in the shallower waters of the Gulf of Mexico. As a result, deep water operations may require a significant amount of time between a discovery and the time that the Company can market the natural gas or oil, increasing both the financial and operational risk involved with these operations.

The Company cannot control the activities on properties it does not operate.

   Other companies operate some of the properties in which the Company has an interest. As a result, the Company has a limited ability to exercise influence over operations for these properties or their associated costs. The Company's dependence on the operator and other working interest owners for these projects and its limited ability to influence operations and associated costs could materially adversely affect the realization of its targeted returns on capital in drilling or acquisition activities. The success and timing of drilling and development activities on properties operated by others therefore depend upon a number of factors that are outside of the Company's control, including timing and amount of capital expenditures, the operator's expertise and financial resources, approval of other participants in drilling wells and selection of technology.

The Company's success depends on its Chief Executive Officer and other key personnel, the loss of whom could disrupt business operations.

   The Company depends to a large extent on the efforts and continued employment of the Company's President and Chief Executive Officer, Roger L. Jarvis, and other key personnel. If Mr. Jarvis or these other key personnel resign or become unable to continue in their present role and if they are not adequately replaced, the Company's business operations could be adversely affected.

The Company may have difficulty financing its planned growth.

   The Company has experienced and expects to continue to experience substantial capital expenditure and working capital needs, particularly as a result of its drilling program. In the future, the Company may require additional financing, in addition to cash generated from its operations, to fund its planned growth. The Company cannot be certain that additional financing will be available on acceptable terms or at all. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

Competition in the industry is intense, and the Company is smaller and has a more limited operating history than most of its competitors in the Gulf of Mexico.

   The Company competes with major and independent natural gas and oil companies for property acquisitions. It also competes for the equipment and labor required to operate and develop properties. Most of the competitors have substantially greater financial and other resources than the Company. As a result, in the deep water where exploration is more expensive, competitors may be better able to withstand sustained periods of unsuccessful drilling. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than the Company can, which would adversely affect its competitive position. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company can. The Company's ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend on its ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of the competitors have been operating in the Gulf of Mexico for a much longer time than the Company has and have demonstrated the ability to operate through industry cycles.

Competitors may use superior technology which the Company may be unable to afford or which would require costly investment in order to compete.

   The industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies. As competitors use or develop new technologies, the Company may be placed at a competitive disadvantage, and competitive pressures may force it to implement new technologies at a substantial cost. In addition, competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before the Company can. The Company cannot be certain that it will be able to implement technologies on a timely basis or at a cost that is acceptable to it. One or more of the technologies that the Company currently uses or that it may implement in the future may become obsolete, and it may be adversely affected. For example, marine seismic acquisition technology has been characterized by rapid technological advancements in recent years and further significant technological developments could substantially impair the 3-D seismic data's value.

The Company is subject to complex laws and regulations, including environmental regulations, that can adversely affect the cost, manner or feasibility of doing business.

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

Warburg and Spinnaker's management own a significant amount of Common Stock, giving them influence or control in corporate transactions and other matters, and the interests of Warburg could differ from those of other stockholders.

   At December 31, 2000, Warburg and Spinnaker's executive officers beneficially owned approximately 32 percent of the outstanding shares of Common Stock. As a result, these stockholders are in a position to significantly influence or control the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of an amendment to the certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their control of Spinnaker may delay or prevent a change of control of the Company and may adversely affect the voting and other rights of other stockholders.

   Furthermore, conflicts of interest could arise in the future between the Company and Warburg concerning, among other things, potential competitive business activities or business opportunities. Warburg is not restricted from competitive natural gas and oil exploration and production activities or investments. Warburg currently has significant equity interests in other public and private natural gas and oil companies. The interests of Warburg could differ from those of other stockholders.

A portion of the Company's outstanding shares may be sold into the market in the near future. This could cause the market price of the Common Stock to drop significantly, even if the Company's business is doing well.

   The market price of the Company's Common Stock could drop due to sales of a large number of shares of the Common Stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of Common Stock.

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

                     GLOSSARY OF NATURAL GAS AND OIL TERMS

   The following is a description of the meanings of some of the natural gas and oil industry terms used in this Form 10-K.

   Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

   Bcf. Billion cubic feet of natural gas.

   Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

   Block. A block depicted on the Outer Continental Shelf Leasing and Official Protraction Diagrams issued by the U.S. Minerals Management Service or a similar depiction on official protraction or similar diagrams issued by a state bordering on the Gulf of Mexico.

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

Item 2. Properties

   Since inception, the Company has concentrated on the exploration for natural gas and oil in the Gulf of Mexico. As of December 31, 2000, proved reserves associated with Spinnaker's discoveries were located on 24 different blocks, including one property in which the Company has only a royalty interest, with production established from 19 of these blocks. Spinnaker operates 22 of its 37 discoveries, and the Company's working interests in these wells range from 12.5 percent to 100 percent. Four of the blocks account for approximately 56 percent of the Company's total proved reserves.

   As of December 31, 2000, the Company had license rights to approximately 9,500 blocks of mostly contiguous, recent vintage 3-D seismic data in the Gulf of Mexico, including approximately 5,750 blocks associated with the Data Agreement. This database covers an area of approximately 39 million acres, which the Company believes is one of the largest recent vintage 3-D seismic databases of any independent exploration and production company in the Gulf of Mexico. As of December 31, 2000, the Company had 207 leasehold interests located in Texas state and federal waters covering approximately 739,000 gross and 337,000 net acres.

Natural Gas and Oil Reserves

   The following table presents estimated net proved natural gas and oil reserves and the net present value of the reserves at December 31, 2000 based on a reserve report prepared by Ryder Scott Company, L.P. The present value, discounted at 10 percent per annum, of estimated future net cash flows and the standardized measure of discounted future net cash flows shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves Spinnaker owns. For further information concerning the present value of future net cash flows from these proved reserves, see Note 14 of the notes to consolidated financial statements.

   The present value of future net cash flows and the standardized measure of discounted future net cash flows as of December 31, 2000 was determined by using prices of $9.99 per Mcf of natural gas and $30.41 per barrel of oil, representing weighted average market prices in effect at December 31, 2000.

                                                      Proved Reserves
                                              --------------------------------
                                              Developed Undeveloped   Total
                                              --------- ----------- ----------
   Natural gas (MMcf)........................  112,315     51,783      164,098
   Oil and condensate (MBbls)................    1,042      2,056        3,098
   Total proved reserves (MMcfe).............  118,568     64,120      182,688
   Present value of future net cash flows
    (before income taxes) discounted at 10
    percent (in thousands)(1)(2)............. $946,578   $374,094   $1,320,672
   Standardized measure of discounted future
    net cash flows (in thousands)(1)(2)...... $644,447   $254,690   $  899,137

  --------
  (1) Excludes unrealized losses of $37.7 million for the effects of hedging activities using natural gas and oil prices in effect at December 31, 2000.
  (2) Natural gas prices declined significantly subsequent to December 31, 2000. Consequently, the present value of future net cash flows (before income taxes) discounted at 10 percent and standardized measure of discounted future net cash flows would be reduced if current natural gas prices were used in the calculations. Utilizing the same methodology with prices of $5.00 per Mcf and $25.00 per barrel, the standardized measure of discounted future net cash flows would be approximately $455 million at December 31, 2000.

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

   Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from estimates. Any significant variance could materially affect the estimated quantities and net present value of reserves. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond the Company's control. At December 31, 2000, approximately 68 percent of the Company's proved reserves were either undeveloped or non-producing. Because most of the reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a lengthy production history.

   At December 31, 2000, approximately 35 percent of the Company's proved reserves were undeveloped. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling operations. The reserve data assumes that the Company will make these expenditures. Although the Company estimates its reserves and the costs associated with developing them in accordance with industry standards, the estimated costs may be inaccurate, development may not occur as scheduled and results may not be as estimated.

   You should not assume that the present value of future net cash flows is the current market value of the Company's estimated natural gas and oil reserves. In accordance with Commission requirements, the Company bases the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

Volumes, Prices and Operating Expenses

   The following table presents information regarding the production volumes of, average sales prices received for and average production costs associated with Spinnaker's sales of natural gas and oil for the periods indicated:

                                                         For the Year Ended
                                                            December 31,
                                                        ---------------------
                                                         1998   1999    2000
                                                        ------ ------  ------
   Production:
     Natural gas (MMcf)(1).............................  1,675 11,962  28,845
     Oil and condensate (MBbls)........................     12    180     225
       Total (MMcfe)(1)................................  1,747 13,044  30,194

   Average sales price per unit:
     Natural gas revenues from production (per Mcf).... $ 1.89 $ 2.49  $ 4.62
     Effects of hedging activities (per Mcf)...........     --   0.08   (0.59)
                                                        ------ ------  ------
       Average price (per Mcf)......................... $ 1.89 $ 2.57  $ 4.03

     Oil and condensate revenues from production (per
      Bbl)............................................. $11.61 $20.33  $30.14
     Effects of hedging activities (per Bbl)...........     --  (0.57)  (7.16)
                                                        ------ ------  ------
       Average price (per Bbl)......................... $11.61 $19.76  $22.98

     Total revenues from production (per Mcfe)......... $ 1.89 $ 2.57  $ 4.64
     Effects of hedging activities (per Mcfe)..........     --   0.06   (0.62)
                                                        ------ ------  ------
       Total average price (per Mcfe).................. $ 1.89 $ 2.63  $ 4.02

   Expenses (per Mcfe):
     Lease operating expenses(2)....................... $ 0.27 $ 0.41  $ 0.30
     Depreciation, depletion and amortization--natural
      gas and oil properties........................... $ 1.57 $ 1.59  $ 1.57

  --------
  (1) During the fourth quarter of 2000, the year-to-date average NYMEX natural gas price exceeded the threshold price established by the Minerals Management Service to maintain royalty relief on Garden Banks 367 (Dulcimer). As a result, Spinnaker recorded a reduction of approximately 454 MMcf in natural gas production in 2000.

  (2) Lease operating expenses per Mcfe in 1999 include approximately $0.13 per Mcfe associated with workovers on two wells and well control activities on another well. Lease operating expenses per Mcfe in 2000 include approximately $0.03 per Mcfe associated with workovers on four wells.

Development, Exploration and Acquisition Capital Expenditures

   The following table presents information regarding Spinnaker's net costs incurred in acquisition, exploration and development activities. Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include exploration expenses, additions to exploratory wells, including those in progress, and depreciation of support equipment used in exploration activities. Development costs include costs of completions, platforms, facilities and pipelines associated with exploratory wells.

                                                          For the Year Ended
                                                             December 31,
                                                       ------------------------
                                                        1998    1999     2000
                                                       ------- ------- --------
   Property acquisition costs:
     Unproved......................................... $15,791 $13,911 $ 21,421
     Proved...........................................      --      --       --
   Exploration costs..................................  46,620  45,152  121,451
   Development costs..................................  23,067  23,614   51,144
                                                       ------- ------- --------
       Total costs incurred........................... $85,478 $82,677 $194,016
                                                       ======= ======= ========

Drilling Activity

   The following table shows Spinnaker's drilling activity. In the table, "gross" refers to the total wells in which the Company has a working interest and "net" refers to gross wells multiplied by the Company's working interest in such wells.

                                                        For the Year Ended
                                                           December 31,
                                                  ------------------------------
                                                    1998      1999       2000
                                                  --------- --------- ----------
                                                  Gross Net Gross Net Gross Net
                                                  ----- --- ----- --- ----- ----
   Exploratory Wells:
     Productive..................................    9  2.9    8  4.6   16  10.4
     Nonproductive...............................    6  2.3    4  1.9   12   4.7
                                                   ---  ---  ---  ---  ---  ----
       Total.....................................   15  5.2   12  6.5   28  15.1
                                                   ===  ===  ===  ===  ===  ====
   Development Wells:
     Productive..................................   --   --   --   --   --    --
     Nonproductive...............................   --   --   --   --   --    --
                                                   ---  ---  ---  ---  ---  ----
       Total.....................................   --   --   --   --   --    --
                                                   ===  ===  ===  ===  ===  ====

   In 1999, the Company drilled an exploratory well that was preliminarily determined to be unsuccessful and was temporarily abandoned. Upon reprocessing of the seismic data, further analysis of the well and related sidetrack and examination of proved category reserves, the Company determined that the development would be commercial, and the well has been reclassified as a discovery in 2000.

   Since December 31, 2000, the Company has drilled three gross (1.5 net) productive exploratory wells and three gross (1.1 net) nonproductive exploratory wells. As of February 28, 2001, the Company was drilling three gross (1.0 net) exploratory wells.

Productive Wells

   The following table sets forth the number of productive natural gas and oil wells in which Spinnaker owned an interest as of December 31, 2000:

                                                                        Total
                                                                      Productive
                                                                        Wells
                                                                      ----------
                                                                      Gross Net
                                                                      ----- ----
   Natural gas.......................................................   36  19.3
   Oil...............................................................    1   0.1
                                                                       ---  ----
       Total.........................................................   37  19.4
                                                                       ===  ====

   Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

Acreage Data

   The following table presents information regarding developed and undeveloped lease acreage. Developed acreage refers to acreage within producing units and undeveloped acreage refers to acreage that has not been placed in producing units. Spinnaker's developed and undeveloped lease acreage as of December 31, 2000 was as follows (in thousands):

                                               Developed Undeveloped
                                                Acreage    Acreage      Total
                                               --------- ------------ ---------
                                               Gross Net Gross  Net   Gross Net
                                               ----- --- ------ ----- ----- ---
   Federal Waters Offshore Louisiana..........   40   19    354   157  394  176
   Federal Waters Offshore Texas..............   40   25    260   117  300  142
   Texas State Waters.........................   10    4     35    15   45   19
                                                ---  ---  ----- -----  ---  ---
     Total....................................   90   48    649   289  739  337
                                                ===  ===  ===== =====  ===  ===

   The Company's lease agreements generally terminate if wells have not been drilled on the acreage within a period of five years from the date of the lease if located on the shelf in less than 200 meters of water or ten years if located in deeper waters of the Gulf of Mexico.

Item 3. Legal Proceedings

   From time to time, the Company may be a party to various legal proceedings. The Company currently is not a party to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders

   The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Spinnaker's Common Stock began trading on the New York Stock Exchange on July 26, 2000 under the symbol "SKE." Prior to that date, Spinnaker's Common Stock traded on The Nasdaq National Market under the symbol "SPNX." The following table sets forth the range of high and low sales prices per share of Common Stock for each calendar quarter.

                                                                   Sales Price
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
   1999:
     Third Quarter (from September 29, 1999)..................... $14.75 $13.00
     Fourth Quarter.............................................. $16.75 $12.56

   2000:
     First Quarter............................................... $25.00 $13.25
     Second Quarter.............................................. $30.50 $19.50
     Third Quarter............................................... $42.25 $24.03
     Fourth Quarter.............................................. $44.00 $24.75

   On February 28, 2001, the closing sale price of Spinnaker's Common Stock, as reported by the New York Stock Exchange, was $38.00 per share. On that date, there were 38 holders of record.

   The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain future earnings, if any, for the operation and development of its business and does not anticipate paying any dividends on its Common Stock in the foreseeable future. In addition, the Company's credit facility prohibits it from paying cash dividends on its Common Stock. Any future dividends may also be restricted by any loan agreements the Company may enter into from time to time.

Item 6. Selected Financial Data

   The following table sets forth some of the Company's historical consolidated financial data. You should read the following data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company.

                             Period from
                              Inception
                            (December 20,
                            1996) through      Year Ended December 31,
                            December 31,  -------------------------------------
                                1996       1997      1998      1999      2000
                            ------------- -------  --------  --------  --------
                                 (in thousands, except per share data)
Statement of Operations
 Data:
Revenues..................     $   --     $   201  $  3,298  $ 34,258  $121,383
Expenses:
 Lease operating
  expenses................         --          72       474     5,411     9,009
 Depreciation, depletion
  and amortization--
  natural gas and oil
  properties..............         --          68     2,738    20,788    47,451
 Depreciation and
  amortization--other.....         10         349       437       213       309
 Write-down of natural
  gas and oil
  properties(1)...........         --          --     2,642        --        --
 General and
  administrative..........        318       1,965     3,809     4,860     7,350
 Stock appreciation
  rights expense(2).......         --          --        --     1,651        --
                               ------     -------  --------  --------  --------
   Total expenses.........        328       2,454    10,100    32,923    64,119
                               ------     -------  --------  --------  --------
Income (loss) from
 operations...............       (328)     (2,253)   (6,802)    1,335    57,264
Other income (expense):
 Interest income..........         --          91       221       528     2,908
 Interest expense.........         --          --      (516)   (3,771)     (765)
 Capitalized interest.....         --          --       237       966        17
                               ------     -------  --------  --------  --------
   Total other income
    (expense).............         --          91       (58)   (2,277)    2,160
                               ------     -------  --------  --------  --------
Income (loss) before
 income taxes.............       (328)     (2,162)   (6,860)     (942)   59,424
 Income tax provision.....         --          --        --        --    20,858
                               ------     -------  --------  --------  --------
Income (loss) before
 cumulative effect of
 change in accounting
 principle................       (328)     (2,162)   (6,860)     (942)   38,566
 Cumulative effect of
  change in accounting
  principle(3)............         --          --        --      (395)       --
                               ------     -------  --------  --------  --------
Net income (loss).........       (328)     (2,162)   (6,860)   (1,337)   38,566
Accrual of dividends on
 preferred stock..........        (16)     (1,326)   (7,094)   (7,911)       --
                               ------     -------  --------  --------  --------
Net income (loss)
 available to common
 stockholders.............     $ (344)    $(3,488) $(13,954) $ (9,248) $ 38,566
                               ======     =======  ========  ========  ========
Basic income (loss) per
 common share(4)(5):
 Income (loss) before
  cumulative effect of
  change in accounting
  principle...............     $(0.09)    $ (0.88) $  (3.44) $  (1.06) $   1.70
 Cumulative effect of
  change in accounting
  principle(3)............         --          --        --     (0.05)       --
                               ------     -------  --------  --------  --------
Net income (loss) per
 common share.............     $(0.09)    $ (0.88) $  (3.44) $  (1.11) $   1.70
                               ======     =======  ========  ========  ========
Diluted income (loss) per
 common share(4)(5):
 Income (loss) before
  cumulative effect of
  change in accounting
  principle...............     $(0.09)    $ (0.88) $  (3.44) $  (1.06) $   1.61
 Cumulative effect of
  change in accounting
  principle(3)............         --          --        --     (0.05)       --
                               ------     -------  --------  --------  --------
Net income (loss) per
 common share.............     $(0.09)    $ (0.88) $  (3.44) $  (1.11) $   1.61
                               ======     =======  ========  ========  ========
Weighted average number of
 common shares
 outstanding(4)(5):
 Basic....................      3,960       3,960     4,059     8,355    22,679
                               ======     =======  ========  ========  ========
 Diluted..................      3,960       3,960     4,059     8,355    24,011
                               ======     =======  ========  ========  ========
Summary Balance Sheet
 Data:
Working capital
 (deficit)................     $2,730     $ 4,252  $(30,641) $ 19,675  $ 74,005
Property and equipment,
 net......................         --      15,452    95,607   157,397   304,381
Total assets..............      5,241      22,358   102,769   189,553   442,704
Short-term debt...........         --          --    19,000        --        --
Accrued preferred
 dividends payable(4).....         16       1,383     8,478        --        --
Total equity..............      3,367      18,879    56,913   177,102   361,259

--------
(1) At December 31, 1998, the Company recognized a non-cash write-down of natural gas and oil properties in the amount of approximately $2.6 million in connection with the ceiling limitation required by the full cost method of accounting for natural gas and oil properties. The write-down was primarily the result of the decline in natural gas prices experienced in 1998 and through April 9, 1999. As permitted by applicable Commission rules, in calculating the amount of the write-down, the Company used post year-end natural gas and oil price increases of $0.26 per MMBtu of natural gas and $4.52 per barrel of oil from December 31, 1998 to April 9, 1999. If the Company had used only December 31, 1998 natural gas and oil prices, it would have recognized a total non-cash write-down of natural gas and oil properties of approximately $13.0 million.
(2) The stock option agreements of two of the Company's officers provided that they could elect to have Spinnaker deliver shares equal to the appreciation in the value of the stock over the option price in lieu of purchasing the amount of shares under option. Based on management's estimate of the share value of Spinnaker, the Company recorded compensation expense of approximately $1.7 million in 1999 related to the stock appreciation rights of the stock option agreements. In July 1999, these two officers agreed to eliminate the stock appreciation rights feature of their stock option agreements.
(3) The cumulative effect of change in accounting principle represents the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities."
(4) Spinnaker was originally formed as a limited liability company, and the Company issued common units and preferred units. In connection with its conversion to a corporation in January 1998, the Company exchanged Common Stock for all then outstanding common units and Preferred Stock for all then outstanding preferred units. The Company expresses all historical unit data in shares of Common Stock.
(5) In connection with the initial public offering, the Company issued 8,000,000 shares of Common Stock, converted all then outstanding shares of Preferred Stock into 6,061,840 shares of Common Stock and issued 1,200,248 shares of Common Stock to certain holders of the previously outstanding Preferred Stock in lieu of payment of accrued cash dividends. On August 16, 2000, the Company completed a public offering of 5,600,000 shares of Common Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Since its inception in December 1996, Spinnaker recorded its best year ever in 2000. The Company made considerable progress in 2000 related to both production and reserve growth. Performance highlights in 2000 included record:

  . Production of 30.2 Bcfe, up 131 percent.

  . Proved reserves of 182.7 Bcfe, up 75 percent, with reserve and production replacements of 104 percent and 359 percent, respectively.

  . Income from operations of $57.3 million, up from $1.3 million in 1999.

  . Net income of $38.6 million, or $1.61 per diluted share, in 2000 compared to a net loss in 1999.

  . Cash flow from operating activities, before working capital changes, of $107.5 million, up 395 percent.

   Spinnaker's results of operations and financial position were significantly impacted by natural gas production and prices in 2000. Natural gas revenues increased $103.4 million in 2000, and natural gas production volumes increased
16.9 Bcf, primarily due to wells on 11 new blocks which commenced production in 2000, contributing $93.5 million of the increase in natural gas revenues. Average natural gas prices increased, contributing $9.9 million of the increase in natural gas revenues.

   Record 2000 earnings coupled with a $138.9 million equity offering completed in August 2000 gave the Company $86.3 million in cash, cash equivalents and short-term investments at December 31, 2000. In addition, the Company had no debt at December 31, 2000.

Results of Operations

   The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:

                                                      For the Year Ended
                                                         December 31,
                                                   --------------------------
                                                    1998     1999      2000
                                                   -------  -------  --------
   Production:
     Natural gas (MMcf)...........................   1,675   11,962    28,845
     Oil and condensate (MBbls)...................      12      180       225
       Total (MMcfe)..............................   1,747   13,044    30,194

   Revenues (in thousands):
     Natural gas.................................. $ 3,158  $29,839  $133,264
     Oil and condensate...........................     140    3,668     6,775
     Net hedging income (loss)....................      --      751   (18,656)
                                                   -------  -------  --------
       Total...................................... $ 3,298  $34,258  $121,383

   Average sales price per unit:
     Natural gas revenues from production (per
      Mcf)........................................ $  1.89  $  2.49  $   4.62
     Effects of hedging activities (per Mcf)......      --     0.08     (0.59)
                                                   -------  -------  --------
       Average price (per Mcf).................... $  1.89  $  2.57  $   4.03

     Oil and condensate revenues from production
      (per Bbl)................................... $ 11.61  $ 20.33  $  30.14
     Effects of hedging activities (per Bbl)......      --    (0.57)    (7.16)
                                                   -------  -------  --------
       Average price (per Bbl).................... $ 11.61  $ 19.76  $  22.98

     Total revenues from production (per Mcfe).... $  1.89  $  2.57  $   4.64
     Effects of hedging activities (per Mcfe).....      --     0.06     (0.62)
                                                   -------  -------  --------
       Total average price (per Mcfe)............. $  1.89  $  2.63  $   4.02

   Expenses (per Mcfe):
     Lease operating expenses..................... $  0.27  $  0.41  $   0.30
     Depreciation, depletion and amortization--
      natural gas and oil properties.............. $  1.57  $  1.59  $   1.57

   Income (loss) from operations (in thousands)... $(6,802) $ 1,335  $ 57,264

 Year Ended December 31, 2000 as Compared to the Year Ended December 31, 1999

   Production increased approximately 17.2 billion cubic feet equivalent ("Bcfe") in 2000 compared to 1999. The daily production rate at the end of December 2000 was approximately 130,000 million cubic feet equivalent ("Mcfe") as compared to approximately 53,000 Mcfe at the end of December 1999.

   Natural gas and oil revenues, including the effects of hedging activities, increased $87.1 million and income from operations increased $55.9 million in 2000 compared to 1999. Excluding the effects of hedging activities, natural gas revenues increased $103.4 million and oil and condensate revenues increased $3.1 million in 2000 compared to 1999. Net natural gas and oil hedging losses increased $19.4 million in 2000 compared to 1999. Natural gas production volumes increased 16.9 Bcf, primarily due to wells on 11 new blocks which commenced production in 2000, contributing $93.5 million of the increase in natural gas revenue, excluding the effects of hedging activities. During the fourth quarter of 2000, the year-to-date average NYMEX natural gas price exceeded the threshold price established by the Minerals Management Service to maintain royalty relief on the Company's Dulcimer property. As a result, Spinnaker recorded a reduction of approximately 454 MMcf in natural gas production in 2000. Average natural gas prices increased, contributing $9.9 million of the increase in natural gas revenues. Oil and condensate production volumes increased approximately 45 MBbls, primarily due to 11 wells which commenced production in 2000, contributing $2.4 million of the increase in oil and condensate revenues, excluding the effects of hedging activities. Average oil and condensate prices increased, contributing $0.7 million of the increase in oil and condensate revenues.

   Lease operating expenses increased $3.6 million in 2000 compared to 1999. Of the total increase in lease operating expenses, $4.1 million was attributable to wells on 11 new blocks which commenced production in 2000, offset in part by $0.5 million, primarily related to major workover activities in 1999. Lease operating expenses per Mcfe in 1999 include approximately $0.13 per Mcfe associated with workovers on two wells and well control activities on another well. Lease operating expenses per Mcfe in 2000 include approximately $0.03 per Mcfe associated with workovers on four wells.

   Depreciation, depletion and amortization ("DD&A") increased $26.8 million in 2000 compared to 1999. The increase in DD&A was primarily attributable to the 17.2 Bcfe increase in production volumes in 2000. The DD&A rate in 2000 decreased slightly from the DD&A rate in 1999.

   General and administrative expenses increased $2.5 million in 2000 compared to 1999. The increase in general and administrative expenses was primarily due to employment-related costs associated with personnel additions during 1999 and 2000.

   Interest income increased $2.4 million in 2000 compared to 1999 primarily due to investment income associated with proceeds from the Company's public offering of Common Stock completed on August 16, 2000. Interest expense, net of capitalized interest, decreased $2.1 million in 2000 compared to 1999. The Company had substantially less outstanding borrowings in 2000 compared to 1999. At December 31, 2000, the Company had no outstanding borrowings.

   An income tax provision of $20.9 million was recorded in 2000 based on the Company's transition to profitability in 2000. No income tax benefit was recorded in 1999 due to the uncertainty of future realization as the Company had not established a history of operating income.

   The Company recognized net income of $38.6 million, or $1.70 per basic share and $1.61 per diluted share in 2000 compared to a net loss of $1.3 million in 1999. After dividends of $7.9 million on Preferred Stock that is no longer outstanding, the Company recognized a net loss available to common stockholders of $9.2 million, or a loss of $1.11 per basic and diluted share, in 1999.

 Year Ended December 31, 1999 as Compared to the Year Ended December 31, 1998

   Production increased approximately 11.3 Bcfe in 1999 compared to 1998. The daily production rate at the end of December 1999 was approximately 53,000 Mcfe as compared to a rate of approximately 8,000 Mcfe at the end of December 1998.

   Natural gas and oil revenues increased $31.0 million and income from operations increased $8.1 million in 1999 compared to 1998. Natural gas revenues increased $26.7 million and oil and condensate revenues increased $3.5 million in 1999 compared to 1998, and net natural gas and oil hedging income was $751,000 in 1999 as a result of hedging activities beginning during the fourth quarter of 1999. Natural gas production volumes increased primarily due to seven wells which commenced production in 1999, contributing to $25.3 million of the increase in natural gas revenues. Average natural gas prices also increased, contributing to $1.4 million of the increase in natural gas revenues. Oil and condensate production volumes increased primarily due to six wells that commenced production in 1999, contributing to $3.4 million of the increase in oil and condensate revenues.

   The Brazos A-19 well commenced production on October 16, 1999 and reached a peak production rate of 90 Mcfe per day on November 2, 1999. However, on November 15, 1999, the operator reported to the Company that during a shutdown of the well, it detected a pressure buildup in the production casing. The well was plugged and abandoned, and the operator plans to drill a replacement well during 2001.

   Lease operating expenses increased $4.9 million in 1999 compared to 1998. Of the total increase in lease operating expenses, $4.5 million was attributable to seven wells that commenced production in 1999, including $1.6 million of expense related to workovers at Garden Banks 367 (Dulcimer) and High Island 235 and well control activities at Brazos A-19. The Company expensed $225,000 related to Brazos A-19 well control activities during the fourth quarter of 1999.

   DD&A increased $18.1 million in 1999 compared to 1998, primarily due to a substantial increase in production during 1999. The DD&A rate in 1999 increased slightly from the DD&A rate in 1998.

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

   Interest income increased $307,000 in 1999 compared to 1998 primarily due to investment income associated with proceeds from the Company's initial public offering completed on October 4, 1999. Interest expense, net of capitalized interest, increased $2.5 million in 1999 compared to 1998 as a result of additional borrowings under the credit agreement during 1999.

   No income tax benefit was recorded in 1998 and 1999 due to the uncertainty of future realization as the Company had not established a history of operating income.

   The Company recognized a net loss of $1.3 million in 1999 compared to a net loss of $6.9 million in 1998. After preferred dividends of $7.9 million, the Company recognized a net loss available to common stockholders of $9.2 million, or a loss of $1.11 per basic and diluted share, in 1999. After preferred dividends of $7.1 million, the Company recognized a net loss available to common stockholders of $14.0 million, or a loss of $3.44 per basic and diluted share, in 1998.

Liquidity and Capital Resources

   The Company has experienced and expects to continue to experience substantial capital requirements, primarily due to its active exploration and development programs in the Gulf of Mexico. Capital expenditures in 1998, 1999 and 2000 were $68.5 million, $85.1 million and $163.7 million, respectively. The Company has capital expenditure plans for 2001 totaling approximately $260 million. While the Company believes that working capital, cash flows from operations and borrowings under its credit facility will be sufficient to meet its capital requirements through the end of 2001, additional financing may be required in the future to fund its growth and exploration and development programs. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

   Cash and cash equivalents increased $43.4 million to $63.9 million at December 31, 2000 from $20.5 million at December 31, 1999. The Company also has $22.4 million of highly liquid investments in commercial paper that have maturity dates greater than three months. The increase in cash and cash equivalents resulted from $141.6 million provided by financing activities and $82.0 million provided by operating activities, offset in part by $180.2 million used in investing activities.

   The Company has a $75.0 million credit facility ("Credit Facility") with two banks that expires in July 2001. Spinnaker and the banks have agreed to a nominal $30.0 million borrowing base in order to minimize fees associated with the commitment. This borrowing base is deemed adequate given the Company's cash, cash equivalents, short-term investments and cash flow from operations. Management believes that the borrowing base could increase substantially based on year-end natural gas and oil reserves and current commodity prices.

 Operating Activities

   The Company intends to use cash and cash flows from operations to fund a portion of its future lease acquisition, exploration and development activities. Net cash of $82.0 million was provided by operating activities in 2000, primarily as a result of a substantial increase in natural gas production and prices. Cash flow from operations will depend on the Company's ability to increase production through its exploration and development programs and the prices of natural gas and oil. The Company has made significant investments to expand its operations in the Gulf of Mexico. These investments have resulted in an increase in the Company's daily production to approximately 130,000 Mcfe at the end of December 2000 from approximately 53,000 Mcfe at the end of December 1999. The Company expects higher production and cash flow during 2001 as recent discoveries commence production. However, the Company can provide no assurance that production volumes and pricing in 2001 will achieve expectations.

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

   The Company's cash flow from operations also depends on its ability to manage working capital, including accounts receivable, accounts payable and accrued liabilities. The increase in accounts receivable of $34.8 million was primarily due to an increase in accrued natural gas and oil revenues of $28.7 million resulting primarily from an increase in production and prices in December 2000 compared to December 1999 and an increase in joint interest billings of $8.2 million associated with additional wells operated by the Company. The increases in accounts payable and accrued liabilities were primarily due to costs associated with increased drilling and development activities at the end of 2000 compared to the end of 1999.

 Investing Activities

   Net cash of $180.2 million used in investing activities in 2000 included net oil and gas property capital expenditures of $161.8 million and purchases of other property and equipment of $1.9 million. The Company also received net proceeds of approximately $5.9 million from the sale of natural gas and oil assets. In addition, the Company purchased short-term investments of $22.4 million.

   The Company drilled 28 exploratory wells in 2000, 16 of which were successful. Included in the 16 discoveries is one exploratory well drilled in 1999, preliminarily determined to be unsuccessful and temporarily abandoned. Upon reprocessing of the seismic data, further analysis of the well and related sidetrack and examination of proved category reserves, the Company determined that the development would be commercial, and the well has been reclassified as a discovery in 2000. In 1999, the Company drilled 12 exploratory wells, eight of which were successful.

   The 2001 budget includes development costs that are contingent on the success of future exploratory drilling. The Company does not anticipate that budgeted leasehold acquisition activities will include the acquisition of producing properties. The Company does not anticipate any significant abandonment or dismantlement costs in 2001. The Company has capital expenditure plans for 2001 totaling approximately $260 million, primarily for costs related to exploration and development programs. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, natural gas and oil prices, the availability of capital, industry conditions, decisions of operators and other prospect owners and the prices of drilling rig dayrates and other oilfield goods and services.

 Financing Activities

   Net cash of $141.6 million was provided by financing activities in 2000. The Company received proceeds of $138.9 million from the sale of Common Stock to the public, proceeds from borrowings of $17.0 million and proceeds of $3.2 million from stock option exercises, offset in part by payments on borrowings of $17.0 million and public offering costs of $0.5 million.

   On August 16, 2000, the Company completed its public offering of 5,600,000 shares of Common Stock at $26.25 per share. After payment of underwriting discounts and commissions, the Company received net proceeds of $138.9 million. With a portion of the proceeds, the Company retired all then outstanding debt of $17.0 million.

   The Company entered into a credit agreement dated July 20, 2000 that provides it with a $75.0 million Credit Facility with an initial borrowing base of $40.0 million and an original term of 364 days. The borrowing base as of December 31, 2000 was $30.0 million. At December 31, 2000, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets, including its interests in natural gas and oil properties. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility will be a fluctuating rate of interest equal to the higher of either the Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus
0.5 percent per annum.

   The Credit Facility contains various covenants and restrictive provisions related to the Company's operations. It also requires the Company to satisfy certain financial covenants, including the maintaining of a ratio of consolidated current assets to consolidated current liabilities, other than debt and hedging-related liabilities, as of the end of each fiscal quarter of not less than 1.00 to 1.00, as well as a ratio of EBITDAX, as defined, to consolidated interest expense of not less than 5.0 to 1.0 for any period of four consecutive fiscal quarters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

 Interest Rate Risk

   The Company is exposed to changes in interest rates. Changes in interest rates affect the interest earned on the Company's cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

   Under its current hedging practice, the Company does not hedge more than 50 percent of its production quantities without the prior approval of the risk management committee. The daily production rates at the end of December 2000 were approximately 123,000 Mcf of natural gas and approximately 1,100 barrels of oil and condensate. The Company has entered into the following natural gas collar arrangements. One MMBtu approximates one Mcf of gas.

                                               Average               Average
                                                Daily    Average      NYMEX
                                                Volume NYMEX Floor   Ceiling
                   Time Period                 (MMBtu) Price/MMBtu Price/MMBtu
                   -----------                 ------- ----------- -----------
   First Quarter 2001......................... 50,000     $2.95       $3.43
   Second Quarter 2001........................ 53,297      2.99        4.64
   Third Quarter 2001......................... 50,000      3.00        4.72
   Fourth Quarter 2001 (through November 30,
    2001)..................................... 50,000      3.00        4.72

   The Company's open collar arrangements will settle based on the reported settlement price on the NYMEX for the last trading day each month for natural gas. In a collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price for the transaction. These transactions are designated as hedges and accounted for on the accrual basis with realized gains and losses recognized in revenues when the related production occurs. The Company recognized net hedging income of $0.8 million in 1999 and net hedging losses of $18.7 million in 2000.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. Adoption and implementation of SFAS No. 133 is required for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001.

   Based upon the Company's assessment of its derivative contracts on January 1, 2001, it will record (i) a net current liability of approximately $41.7 million, representing the fair market value of all derivatives on that date and (ii) a reduction of equity through accumulated other comprehensive income of approximately $27.1 million, representing the intrinsic and time value components of the derivatives as of January 1, 2001, net of income taxes of $14.6 million. As the derivatives settle each month, the current liability is adjusted to reflect the current fair market value, and the monthly settlement is recorded to revenues with related adjustments to other comprehensive income. The change in the time value component of the hedges will be recorded currently in earnings. Accordingly, the Company's quarterly earnings may be subject to increased volatility under SFAS No. 133.

Item 8. Financial Statements and Supplementary Data

   The consolidated financial statements and supplementary data of the Company appear on pages 35 through 59 hereof and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 13 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in or disagreements with the Company's accountants regarding accounting principles or practices or financial statement disclosures.

                                   PART III

   The Company's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Financial Statements

     (1) and (2) Financial Statements and Schedules

       See "Index to Consolidated Financial Statements" on page 35.

     (3) Exhibits

       See "Exhibit Index" on page 60.

   The management contracts and compensatory plans or arrangements required to be filed as exhibits to this report are as follows:

 Exhibit
 Number                                Description
 -------                               -----------
 10.2    --Amended and Restated 1998 Spinnaker Stock Option Plan (incorporated by reference to Exhibit 10.2 to Spinnaker's Registration Statement on
          Form S-1 (Commission File No. 333-83093))
 10.5    --Employment Agreement between Spinnaker and Roger L. Jarvis dated
          December 20, 1996, as amended (incorporated by reference to Exhibit
          10.6 to Spinnaker's Registration Statement on Form S-1 (Commission
          File No. 333-83093))
 10.6    --Employment Agreement between Spinnaker and James M. Alexander dated
          December 20, 1996, as amended (incorporated by reference to Exhibit
          10.7 to Spinnaker's Registration Statement on Form S-1 (Commission
          File No. 333-83093))
 10.7    --Employment Agreement between Spinnaker and William D. Hubbard dated
          February 24, 1997, as amended (incorporated by reference to Exhibit
          10.8 to Spinnaker's Registration Statement on Form S-1 (Commission
          File No. 333-83093))
 10.8    --Employment Agreement between Spinnaker and Kelly M. Barnes dated
          February 24, 1997, as amended (incorporated by reference to Exhibit
          10.9 to Spinnaker's Registration Statement on Form S-1 (Commission
          File No. 333-83093))
 10.9    --1999 Spinnaker Stock Incentive Plan (incorporated by reference to
          Exhibit 10.10 to Spinnaker's Registration Statement on Form S-1
          (Commission File No. 333-83093))
 10.10   --1999 Spinnaker Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Spinnaker's Registration Statement on
          Form S-1 (Commission File No. 333-83093))
 10.12   --Adjunct Stock Option Plan (incorporated by reference to Exhibit 4.3 to Spinnaker's Registration Statement on Form S-8 (Commission File
          No. 333-36592))
 10.13   --Spinnaker Exploration Company 2000 Stock Option Plan

   (b) Reports on Form 8-K

     The Company filed a Form 8-K dated December 7, 2000 announcing the hiring of Mr. Robert M. Snell as its new Vice President, Chief Financial Officer and Secretary. The Company also provided an operational update.

     The Company filed a Form 8-K dated December 14, 2000 announcing that it had entered into an underwriting agreement in connection with the sale by Seismic Energy Holdings, Inc., a subsidiary of PGS, of up to 5,388,743 shares of Spinnaker Common Stock.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2001                             SPINNAKER EXPLORATION COMPANY

                                                   /s/ ROGER L. JARVIS
                                          By: _________________________________
                                                     Roger L. Jarvis
                                          Chairman, President, Chief Executive
                                                   Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ ROGER L. JARVIS             Chairman, President, Chief    March 1, 2001
______________________________________  Executive Officer and
           Roger L. Jarvis              Director

       /s/ ROBERT M. SNELL             Vice President, Chief         March 1, 2001
______________________________________  Financial Officer and
           Robert M. Snell              Secretary (Principal
                                        Financial Officer)

      /s/ JEFFREY C. ZARUBA            Treasurer (Principal          March 1, 2001
______________________________________  Accounting Officer)
          Jeffrey C. Zaruba

        /s/ BJARTE BRUHEIM             Director                      March 1, 2001
______________________________________
            Bjarte Bruheim

      /s/ SHELDON R. ERIKSON           Director                      March 1, 2001
______________________________________
          Sheldon R. Erikson

      /s/ JEFFREY A. HARRIS            Director                      March 1, 2001
______________________________________
          Jeffrey A. Harris

      /s/ MICHAEL E. MCMAHON           Director                      March 1, 2001
______________________________________
          Michael E. McMahon

      /s/ REIDAR MICHAELSEN            Director                      March 1, 2001
______________________________________
          Reidar Michaelsen

       /s/ HOWARD H. NEWMAN            Director                      March 1, 2001
______________________________________
           Howard H. Newman

                         SPINNAKER EXPLORATION COMPANY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants.................................  36
Consolidated Balance Sheets as of December 31, 1999 and 2000.............  37
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000..........................................  38
Consolidated Statements of Equity for each of the three years in the period ended December 31, 2000..........................................  39
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000..........................................  40
Notes to Consolidated Financial Statements...............................  41

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Spinnaker Exploration Company:

   We have audited the accompanying consolidated balance sheets of Spinnaker Exploration Company (a Delaware corporation) and subsidiaries, as of December 31, 1999 and 2000, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spinnaker Exploration Company and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 15, 2001

                         SPINNAKER EXPLORATION COMPANY

                          CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share data)

                                                                  As of
                                                              December 31,
                                                            ------------------
                                                              1999      2000
                          ASSETS                            --------  --------
CURRENT ASSETS:
  Cash and cash equivalents................................ $ 20,452  $ 63,910
  Short-term investments...................................       --    22,387
  Accounts receivable......................................   10,795    45,594
  Other....................................................      879     6,402
                                                            --------  --------
    Total current assets...................................   32,126   138,293

PROPERTY AND EQUIPMENT:
  Oil and gas, on the basis of full-cost accounting:
   Proved properties.......................................  141,455   293,002
   Unproved properties and properties under development,
    not being amortized....................................   40,696    83,165
  Other....................................................    3,714     5,642
                                                            --------  --------
                                                             185,865   381,809
  Less--Accumulated depreciation, depletion and
   amortization............................................  (28,468)  (77,428)
                                                            --------  --------
    Total property and equipment...........................  157,397   304,381

OTHER ASSETS...............................................       30        30
                                                            --------  --------
    Total assets........................................... $189,553  $442,704
                                                            ========  ========

                  LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................... $  4,509  $ 28,616
  Accrued liabilities......................................    7,942    35,672
                                                            --------  --------
    Total current liabilities..............................   12,451    64,288
DEFERRED INCOME TAXES......................................       --    17,157
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
  Preferred stock, $0.01 par value; 10,000,000 shares
   authorized; no shares issued and outstanding at December
   31, 1999 and 2000, respectively.........................       --        --
  Common stock, $0.01 par value; 50,000,000 shares
   authorized; 20,426,192 shares issued and 20,404,336
   shares outstanding at December 31, 1999 and 26,494,593
   shares issued and 26,476,817 shares outstanding at
   December 31, 2000.......................................      204       265
  Additional paid-in capital...............................  203,987   349,506
  Retained earnings (accumulated deficit)..................  (27,034)   11,532
  Less: Treasury stock, at cost, 21,856 and 17,776 shares
   at December 31, 1999 and 2000, respectively.............      (55)      (44)
                                                            --------  --------
    Total equity...........................................  177,102   361,259
                                                            --------  --------
    Total liabilities and equity........................... $189,553  $442,704
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                      For the Year Ended
                                                         December 31,
                                                   ---------------------------
                                                     1998     1999      2000
                                                   --------  -------  --------
REVENUES.......................................... $  3,298  $34,258  $121,383
EXPENSES:
  Lease operating expenses........................      474    5,411     9,009
  Depreciation, depletion and amortization--
   natural gas and oil properties.................    2,738   20,788    47,451
  Write-down of natural gas and oil properties....    2,642       --        --
  Depreciation and amortization--other............      437      213       309
  General and administrative......................    3,809    4,860     7,350
  Stock appreciation rights expense...............       --    1,651        --
                                                   --------  -------  --------
    Total expenses................................   10,100   32,923    64,119
                                                   --------  -------  --------
INCOME (LOSS) FROM OPERATIONS.....................   (6,802)   1,335    57,264
OTHER INCOME (EXPENSE):
  Interest income.................................      221      528     2,908
  Interest expense................................     (516)  (3,771)     (765)
  Capitalized interest............................      237      966        17
                                                   --------  -------  --------
    Total other income (expense)..................      (58)  (2,277)    2,160
                                                   --------  -------  --------
INCOME (LOSS) BEFORE INCOME TAXES.................   (6,860)    (942)   59,424
  Income tax provision............................       --       --    20,858
                                                   --------  -------  --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE..........................   (6,860)    (942)   38,566
  Cumulative effect of change in accounting
   principle (Note 2).............................       --     (395)       --
                                                   --------  -------  --------
NET INCOME (LOSS).................................   (6,860)  (1,337)   38,566
ACCRUAL OF DIVIDENDS ON PREFERRED STOCK...........   (7,094)  (7,911)       --
                                                   --------  -------  --------
NET INCOME (LOSS) AVAILABLE TO COMMON
 STOCKHOLDERS..................................... $(13,954) $(9,248) $ 38,566
                                                   ========  =======  ========
BASIC INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before cumulative effect of change
   in accounting principle........................ $  (3.44) $ (1.06) $   1.70
  Cumulative effect of change in accounting
   principle......................................       --    (0.05)       --
                                                   --------  -------  --------
NET INCOME (LOSS) PER COMMON SHARE................ $  (3.44) $ (1.11) $   1.70
                                                   ========  =======  ========
DILUTED INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before cumulative effect of change
   in accounting principle........................ $  (3.44) $ (1.06) $   1.61
  Cumulative effect of change in accounting
   principle......................................       --    (0.05)       --
                                                   --------  -------  --------
NET INCOME (LOSS) PER COMMON SHARE................ $  (3.44) $ (1.11) $   1.61
                                                   ========  =======  ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING:
  Basic...........................................    4,059    8,355    22,679
                                                   ========  =======  ========
  Diluted.........................................    4,059    8,355    24,011
                                                   ========  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY

                       CONSOLIDATED STATEMENTS OF EQUITY

             (In thousands, except shares and share dividend data)

                                                                                                  Retained
                          Shares             Par Value       Preferred   Additional Unitholder/   Earnings
                   ---------------------- ----------------     Unit       Paid-In   Stockholder (Accumulated Treasury
                   Preferred     Common   Preferred Common Subscriptions  Capital   Receivables   Deficit)    Stock    Total
                   ----------  ---------- --------- ------ ------------- ---------- ----------- ------------ -------- --------
Balance, December
 31, 1997........     958,921   3,960,000   $ --     $ --    $ 54,480     $     29   $(31,798)    $ (3,832)    $ --   $ 18,879
 Conversion to
  Spinnaker
  Exploration
  Company........          --      97,200     10       20     (54,480)      54,450         --           --       --         --
                   ----------  ----------   ----     ----    --------     --------   --------     --------     ----   --------
                      958,921   4,057,200     10       20          --       54,479    (31,798)      (3,832)      --     18,879
 Net loss........          --          --     --       --          --           --         --       (6,860)      --     (6,860)
 Common stock
  issuance.......          --      25,000     --       --          --          188         --           --       --        188
 Preferred stock
  subscriptions..          --          --     --       --          --       19,982    (19,982)          --       --         --
 Preferred stock
  dividends
  ($3.00 per
  share).........          --          --     --       --          --           --         --       (7,094)      --     (7,094)
 Preferred stock
  payments.......   2,071,999          --     20       --          --           --     51,780           --       --     51,800
                   ----------  ----------   ----     ----    --------     --------   --------     --------     ----   --------
Balance, December
 31, 1998........   3,030,920   4,082,200     30       20          --       74,649         --      (17,786)      --     56,913
 Net loss........          --          --     --       --          --           --         --       (1,337)      --     (1,337)
 Common stock
  split..........          --          --     --       20          --          (20)        --           --       --         --
 Common stock
  issuance.......          --   9,076,096     --       91          --      111,260         --           --       --    111,351
 Exercise of
  stock options..          --       5,808     --       --          --           29         --           --       --         29
 Preferred stock
  dividends
  ($3.00 per
  share).........          --          --     --       --          --           --         --       (7,911)      --     (7,911)
 Conversion of
  preferred stock
  to common
  stock..........  (3,030,920)  6,061,840    (30)      61          --          (31)        --           --       --         --
 Reinvestment of
  preferred stock
  dividends into
  common stock...          --   1,200,248     --       12          --       16,299         --           --       --     16,311
 Stock
  compensation
  costs..........          --          --     --       --          --          150         --           --       --        150
 Stock
  appreciation
  rights
  termination....          --          --     --       --          --        1,651         --           --       --      1,651
 Treasury stock..          --          --     --       --          --           --         --           --      (55)       (55)
                   ----------  ----------   ----     ----    --------     --------   --------     --------     ----   --------
Balance, December
 31, 1999........          --  20,426,192     --      204          --      203,987         --      (27,034)     (55)   177,102
 Net income......          --          --     --       --          --           --         --       38,566       --     38,566
 Common stock
  issuance.......          --   5,600,000     --       56          --      138,342         --           --       --    138,398
 Exercise of
  stock options..          --     462,478     --        5          --        3,195         --           --       11      3,211
 Employer
  contributions
  to 401(k)
  Plan...........          --       5,923     --       --          --          148         --           --       --        148
 Stock
  compensation
  costs..........          --          --     --       --          --          158         --           --       --        158
 Tax benefit
  associated with
  exercise of
  non-qualified
  stock options..          --          --     --       --          --        3,676         --           --       --      3,676
                   ----------  ----------   ----     ----    --------     --------   --------     --------     ----   --------
Balance, December
 31, 2000........          --  26,494,593   $ --     $265    $     --     $349,506   $     --     $ 11,532     $(44)  $361,259
                   ==========  ==========   ====     ====    ========     ========   ========     ========     ====   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                     For the Year Ended
                                                        December 31,
                                                 -----------------------------
                                                   1998      1999      2000
                                                 --------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).............................. $ (6,860) $ (1,337) $  38,566
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation, depletion and amortization......    3,175    21,001     47,760
  Write-down of natural gas and oil properties..    2,642        --         --
  Deferred income tax expense...................       --        --     20,833
  Other.........................................       --        --        306
  Stock appreciation rights expense.............       --     1,651         --
  Cumulative effect of change in accounting
   principle....................................       --       395         --
 Change in components of working capital:
  Accounts receivable...........................     (218)   (6,974)   (34,799)
  Accounts payable and accrued liabilities......     (896)     (636)    14,861
  Other current assets and other................     (619)      805     (5,523)
                                                 --------  --------  ---------
    Net cash provided by (used in) operating
     activities.................................   (2,776)   14,905     82,004

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas properties.........................  (84,823)  (78,894)  (198,787)
 Change in property related payables............   17,178    (5,291)    36,976
 Proceeds from sale of natural gas and oil
  assets........................................       --        --      5,971
 Purchases of other property and equipment......     (858)     (916)    (1,928)
 Purchases of short-term investments............       --        --    (22,387)
                                                 --------  --------  ---------
    Net cash used in investing activities.......  (68,503)  (85,101)  (180,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings.......................   19,000    53,000     17,000
 Payments on borrowings.........................       --   (72,000)   (17,000)
 Proceeds from issuance of common stock.........       --   108,720    138,936
 Common stock issuance costs....................       --    (1,109)      (538)
 Proceeds from exercise of stock options........       --        29      3,211
 Preferred stock dividends......................       --       (78)        --
 Acquisition of treasury stock..................       --       (55)        --
 Proceeds from issuance of preferred stock,
  net...........................................   51,738        --         --
                                                 --------  --------  ---------
    Net cash provided by financing activities...   70,738    88,507    141,609
                                                 --------  --------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS....................................     (541)   18,311     43,458
CASH AND CASH EQUIVALENTS, beginning of year....    2,682     2,141     20,452
                                                 --------  --------  ---------
CASH AND CASH EQUIVALENTS, end of year.......... $  2,141  $ 20,452  $  63,910
                                                 ========  ========  =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest, net of amounts
  capitalized................................... $     84  $  2,591  $     380
 Cash paid for income taxes.....................       --        --         25
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
 Reinvestment of preferred dividends payable
  into common stock............................. $     --  $ 16,311  $      --
 Issuance of common stock for amended seismic
  data rights...................................       --     2,900         --

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Nature of Operations and Formation:

 Organization and Nature of Operations

   The accompanying consolidated financial statements include the activities and accounts of Spinnaker Exploration Company ("Spinnaker" or the "Company") and all wholly-owned subsidiaries of the Company. All significant intercompany transactions and balances are eliminated in consolidation. The Company is engaged in the exploration, development and production of natural gas and oil properties in the U.S. Gulf of Mexico.

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

 Formation

   Spinnaker Exploration Company, L.L.C. ("Spinnaker"), a Delaware limited liability company, was formed on December 20, 1996. Spinnaker was formed by WP Spinnaker Holdings, Inc. ("Holdings"), a subsidiary of Warburg, Pincus Ventures L.P. ("Warburg"), Seismic Energy Holdings, Inc. ("SEHI"), a subsidiary of Petroleum Geo-Services ASA ("PGS"), a Norwegian joint-stock company, and certain members of management of Spinnaker (collectively known as the "Investors").

   As a part of the formation of Spinnaker, Warburg purchased 1,000,000 common units ("Common Units") at $0.0125 per Common Unit and agreed to subscriptions on preferred units ("Preferred Units") of up to $50.0 million at a price of $25.00 per unit, of which 151,476 Preferred Units were purchased at formation. PGS purchased 1,000,000 Common Units at $0.0125 per Common Unit and subscribed for up to $15.0 million of Preferred Units also at a price of $25.00 per unit, of which 45,093 Preferred Units were purchased at formation. PGS was only obligated to purchase an aggregate of $5.0 million Preferred Units unless Spinnaker sold additional Preferred Units to other investors. As a result, preferred stock subscriptions were recorded at approximately $54.5 million at inception. Management purchased 160,000 Common Units at $0.0125 per Common Unit and agreed to subscriptions on Preferred Units of up to $798,000 at $25.00 per unit, of which 2,352 Preferred Units were purchased at formation. Property contributed by management related to this formation included cash of $9,726 and property resulting from expenditures made by Mr. Jarvis in anticipation of the formation of the Company. The total value, for purposes of the agreement, of the initial management contributions was $60,790. The 198,921 Preferred Units purchased at inception resulted in consideration received of approximately $5.0 million and net of $1.3 million in offering costs, resulted in net proceeds of $3.7 million. Additionally, PGS entered into a seismic data agreement ("Data Agreement") with Spinnaker dated
December 20, 1996, whereby it agreed to transfer to Spinnaker certain rights to 3-D seismic data in consideration of Common Units. Spinnaker accounted for the contribution of the Data Agreement at PGS' cost, which was immaterial. See
Note 4.

 Change in Reporting Entity

   On January 6, 1998, Spinnaker Exploration Corp. ("Spinco"), a Delaware corporation, was formed by Spinnaker Exploration Company, L.L.C., with Mr. Jarvis acting as sole director until a board was elected. Contemporaneous with the formation of Spinco, the Investors, other than Warburg, contributed their respective

                         SPINNAKER EXPLORATION COMPANY

Preferred Units and Common Units to Spinco and in exchange for such contributions, Spinco issued a like number of its shares of common stock, par value $0.01 per share ("Common Stock"), and Series A Convertible Preferred Stock ("Preferred Stock"), par value $0.01 per share. Warburg contributed all of its issued and outstanding common shares of Holdings to Spinco in exchange for shares of Common Stock and Preferred Stock of Spinco. As of January 6, 1998, the equity owners of Spinnaker were Spinco and Spinco's wholly owned subsidiary, Holdings. On April 27, 1998, Spinco filed an amendment to its certificate of incorporation with the State of Delaware to change its name from Spinco to Spinnaker Exploration Company. As a part of the change in entity, SEHI was issued an additional 97,200 shares of Common Stock.

2. Summary of Significant Accounting Policies:

 General

   The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

 Principles of Consolidation

   The accompanying consolidated financial statements include the activities and accounts of the Company, Spinnaker Exploration Company, L.L.C. and WP Spinnaker Holdings, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include depreciation, depletion and amortization ("DD&A") of proved natural gas and oil properties. Natural gas and oil reserve estimates, which are the basis for unit-of-production DD&A and the full cost ceiling test, are inherently imprecise and are expected to change as future information becomes available.

 Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Short-Term Investments

   Short-term investments include highly liquid investments in commercial paper with maturities greater than three months when purchased.

 Other Current Assets

   Other current assets includes unamortized debt financing costs of $242,000 and $114,000 at December 31, 1999 and 2000, respectively. These costs are amortized to interest expense over the term of the related credit facility. Amortization of these and other debt financing costs included in interest expense was $116,000, $576,000 and $354,000 for the years ended December 31, 1998, 1999 and 2000, respectively. See Note 3.

                         SPINNAKER EXPLORATION COMPANY

 Natural Gas and Oil Properties

   The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of exploring for natural gas and oil are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and costs related to such activities. Exclusive of field-level costs, Spinnaker capitalized $2.5 million, $2.5 million and $3.8 million of internal costs in 1998, 1999 and 2000, respectively. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to natural gas and oil properties. Sales of natural gas and oil properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of natural gas and oil.

   The Company computes the provision for DD&A of natural gas and oil properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related carrying costs are excluded from the amortization base until the properties associated with these costs are evaluated. The amortization base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values.

   The Company limits the capitalized costs of natural gas and oil properties, net of accumulated DD&A and related deferred taxes, to the estimated future net cash flows from proved natural gas and oil reserves discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of natural gas and oil properties in the quarter in which the excess occurs. At December 31, 1998, the Company recognized a non-cash write-down of natural gas and oil properties in the amount of $2.6 million pursuant to the ceiling limitation required by the full cost method of accounting for natural gas and oil properties, using prices as of April 9, 1999. The write-down was primarily the result of the precipitous decline in natural gas prices experienced in 1998. Using December 31, 1998 prices, the Company would have recognized a non-cash write-down of natural gas and oil properties in the amount of $13.0 million. The write-down was reduced due to the increase in natural gas and oil prices from December 31, 1998 through April 9, 1999.

   The costs of certain unevaluated leasehold acreage and wells drilled, but currently under evaluation, are not being amortized. Costs not being amortized are assessed quarterly for possible impairments or reduction in value. If a reduction in value has occurred, costs being amortized are increased. Of the $83.2 million of net unproved property costs at December 31, 2000 excluded from the amortizable base, $5.7 million was incurred prior to 1998, and $22.7 million, $12.3 million and $42.5 million were incurred in 1998, 1999 and 2000, respectively. The majority of the costs will be evaluated over the next four years.

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

 Organization Costs

   As of December 31, 1998, Other assets included capitalized organization costs incurred by the Company in its initial formation. The Company was amortizing the start-up costs over a period of five years. Amortization expense for the year ended December 31, 1998 was $132,000.

                         SPINNAKER EXPLORATION COMPANY

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

 Revenue Recognition Policy

   The Company records as revenue only that portion of production sold and allocable to its ownership interest in the related property. Imbalances arise when a purchaser takes delivery of more or less volume from a property than the Company's actual interest in the production from that property. Such imbalances are reduced either by subsequent recoupment of over-and-under deliveries or by cash settlement, as required by applicable contracts. Under-deliveries are included in accounts receivable and over-deliveries are included in accrued liabilities. The Company had no significant imbalances at December 31, 1999 and 2000.

 Income Taxes

   Prior to January 6, 1998, the Company was not a tax-paying entity for federal income tax purposes. The profit or loss of the Company for federal income tax reporting purposes was included in the income tax returns of the Investors.

   Effective January 6, 1998, with the formation of Spinco, the Company became subject to federal income taxes and began to apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." See Note 10. Under SFAS No. 109, deferred income taxes are recognized at each year-end for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The total provision for income taxes is the sum of taxes payable for the year and the change during the year in deferred tax assets and liabilities.

 Stock Split

   On September 1, 1999, the Company declared a two-for-one stock split on the Common Stock (the "Stock Split"). All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the Stock Split for all periods presented.

 Financial Instruments and Price Risk Management Activities

   At December 31, 2000, the Company's financial instruments consist of cash and cash equivalents, short-term investments, receivables and payables. The carrying amounts of cash and cash equivalents, short-term investments, receivables and payables approximate fair value because of the short-term nature of these items.

   The Company's commodity hedging policy permits the use of certain financial instruments and commodity contracts to mitigate its exposure to natural gas and oil price volatility. These financial instruments, which are placed with major financial institutions the Company believes are minimum credit risks, take the form of costless collars. These transactions are designated as hedges and accounted for on the accrual basis with realized gains and losses recognized in revenues when the related production occurs. The Company recognized net hedging income of $0.8 million in 1999 and net hedging losses of $18.7 million in 2000. The Company's costless collars mature monthly through November 2001. See "New Accounting Policies."

                         SPINNAKER EXPLORATION COMPANY

 Stock Options

   In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Common Stock at the date of the grant over the amount an employee must pay to acquire the Common Stock. See Note 6.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and trade accounts receivable. Management believes that the credit risk posed by this concentration is offset by the creditworthiness of the Company's customer base.

 Risk Factors

   The Company's revenue, profitability, cash flow and future rate of growth is substantially dependent upon the price of and demand for natural gas and oil. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of the Company. Other factors that could affect the revenue, profitability, cash flow and future growth of the Company include its limited operating history and the incurrence of losses from 1996 through 1999, the inherent uncertainties in reserve estimates, the concentration of production and reserves in a small number of offshore properties, and the ability to finance growth and replace reserves. The Company is also dependent upon the continued success of its exploratory drilling program.

 New Accounting Policies

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999; however, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133-- An Amendment of FASB Statement No. 133" extended implementation to fiscal years beginning after June 15, 2000. Early adoption was permitted. The Company adopted SFAS No. 133 on January 1, 2001.

   The Company currently utilizes collar arrangements to reduce its exposure to fluctuations in natural gas and oil prices and to achieve a more predictable cash flow. Based upon the Company's assessment of its derivative contracts on January 1, 2001, it will record (i) a net current liability of approximately $41.7 million, representing the fair market value of all derivatives on that date and (ii) a reduction of equity through accumulated other comprehensive income of approximately $27.1 million, representing the intrinsic and time value components of the derivatives as of January 1, 2001, net of income taxes of $14.6 million. As the derivatives settle each month, the current liability is adjusted to reflect the current fair market value, and the monthly settlement is recorded to revenues with related adjustments to other comprehensive income. The change in the time value component of

                         SPINNAKER EXPLORATION COMPANY
the hedges will be recorded currently in earnings. Accordingly, the Company's quarterly earnings may be subject to increased volatility under SFAS No. 133.

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

   The Credit Agreement was comprised of three tranches, each with a specified interest rate. The weighted average interest rate for each of the PGS and the Warburg tranches was 5.67 percent in 1998 and 5.54 percent in 1999. The weighted average interest rate for the borrowing base tranche was 8.23 percent in 1998 and 7.45 percent in 1999. The overall weighted average interest rate for borrowings outstanding under the Credit Agreement was 6.54 percent in 1998 and 5.71 percent in 1999. With proceeds from the initial public offering, the Company paid the outstanding borrowings of $72.0 million as of October 4, 1999. Interest expense related to the Credit Agreement was $212,000 and $2.4 million for the years ended December 31, 1998 and 1999, respectively, excluding amounts related to the stock issuances for guarantees. In consideration for providing guarantees under the Credit Agreement, PGS and Warburg were entitled to receive, from time to time, Common Stock. Any related stock issuances were accounted for at the fair value of the guarantees provided. Such amounts were $188,000 and $840,000 for the years ended December 31, 1998 and 1999, respectively, and have been included in interest expense in the accompanying consolidated statements of operations.

   The Credit Agreement was scheduled to mature on December 31, 1999; however, the Company amended and restated the original Credit Agreement on October 29, 1999. The Company, Bank of Montreal and Credit Suisse First Boston entered into the $25.0 million Amended and Restated 364-Day Credit Agreement ("Amended and Restated Credit Agreement"). The weighted average interest rate for borrowings outstanding under the Amended and Restated Credit Agreement was
8.72 percent in 2000. The Amended and Restated Credit Agreement was amended on July 20, 2000.

   The Company is currently a party to the Second Amended and Restated Credit Agreement that provides it with a $75.0 million credit facility ("Credit Facility") with an initial borrowing base of $40.0 million and an original term of 364 days. The borrowing base as of December 31, 2000 was $30.0 million. At December 31, 2000, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets, including its interests in natural gas and oil properties. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility will be a fluctuating rate of interest equal to the higher of either the Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5 percent per annum. The weighted average interest rate for borrowings outstanding under the Credit Facility was 8.51 percent in 2000.

   The Credit Facility contains various covenants and restrictive provisions. It also requires the Company to maintain certain financial covenants, including the ratio of consolidated current assets as of the end of each fiscal quarter to consolidated current liabilities, other than debt and hedging-related liabilities, under the Credit Facility as of the end of such fiscal quarter so that it is not less than 1.00 to 1.00 and the ratio of EBITDAX, as defined, to consolidated interest expense so that it is not less than 5.0 to 1.0 for any period of four consecutive fiscal quarters.

                         SPINNAKER EXPLORATION COMPANY

4. Seismic Data Agreement:

   As part of the Company's formation, SEHI agreed to transfer to Spinnaker certain rights to 3-D seismic data in exchange for issuing 1,800,000 Common Units to SEHI pursuant to the Data Agreement dated December 20, 1996. See Notes 1 and 5. The Company also had the ability under the Data Agreement to acquire additional rights to 3-D seismic data in exchange for issuing additional Common Units to SEHI. SEHI's obligation to the Company in connection with the Data Agreement is guaranteed by its parent, PGS. In addition, the Company has agreed to purchase $2.0 million of seismic related services from PGS prior to December 31, 2002. The Company paid to PGS approximately $122,000, $318,000 and $449,000 in 1998, 1999 and 2000,
respectively, for seismic-related services. Through December 31, 2000, the Company has paid PGS a total of approximately $948,000 for seismic-related services.

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

   On January 6, 1998, concurrent with the formation of Spinco, Spinco authorized 3,030,920 shares of Preferred Stock with a par value of $0.01. All Preferred Units of Spinnaker, except those issued to Holdings, were contributed to Spinco in exchange for a like number of shares in Spinco's Preferred Stock. The Preferred Stock had a liquidation preference of $25.00 per share plus accrued dividends. Each share of Preferred Stock was convertible into two shares of Common Stock subject to certain anti-dilution provisions, upon one of the following: (a) at the holder's option, (b) by a vote of a majority of the board of directors and holders of the Preferred Stock representing at least 65 percent of the voting power of the Preferred Stock, or (c) a qualified public offering. In the event of a qualified public offering, the Company, at its option, could have automatically converted the Preferred Stock into Common Stock if the Common Stock was sold for not less than 150 percent of the conversion price of $12.50, subject to adjustments in the event of stock dividends, stock splits, and issuance of shares below the $12.50 conversion price, etc.

   Dividends accrued at the rate of $3.00 per share and unpaid dividends compounded quarterly at a rate of 12 percent per annum until December 31, 2006, at which time, the rate would have decreased to $2.00 per share per annum thereafter if all dividends for the then prior periods had been declared and paid in full. Otherwise, the dividend rate would have increased to $5.00 per share per annum and the rate at which the dividends compounded quarterly would have increased to an annual rate of 20 percent after December 31, 2006. At December 31, 1998, accrued dividends on the Preferred Stock were $8.5 million. Dividends were payable in

                         SPINNAKER EXPLORATION COMPANY
cash on the earliest to occur of a qualified initial public offering, a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a change of control of the Company. The Preferred Stock was entitled to vote together with the Common Stock on an as converted basis. The Preferred Stock could have been redeemed by the Company on or after January 21, 2018 at a redemption price of $25.00 per share plus any accrued and unpaid dividends through the redemption date.

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

 Common Units/Stock

   In December 1996, Spinnaker authorized 14,701,440 Common Units, of which 3,960,000 were sold to the Investors on December 21, 1996, for consideration of $25,000 of cash, certain organization costs and the Data Agreement. See
Note 4. The Common Units were subject to certain transfer restrictions, and holders of Common Units were bound by certain tax-sharing arrangements which had the effect of providing economic benefits to Holdings greater than would be expected in the absence of such agreement.

   The Company issued a total of 25,000 and 76,096 shares of Common Stock to PGS and Warburg in 1998 and 1999, respectively, under terms of the Credit Agreement related to the guarantor commitments of both parties. See Note 3.

   On January 6, 1998, concurrent with the formation of Spinco, Spinco authorized 14,399,040 shares of Common Stock with a par value of $0.01 per share. All issued Common Units of Spinnaker, except for those issued to Holdings, were contributed to Spinco in exchange for a like number of shares in Spinco's Common Stock. In September 1998, the Company amended its certificate of incorporation and increased the number of authorized shares of Common Stock to 22,000,000.

   On September 28, 1999, the Company priced its initial public offering of 8,000,000 shares of Common Stock and commenced trading the following day. In connection with the initial public offering, the Company converted all outstanding Preferred Stock into 6,061,840 shares of Common Stock, and certain shareholders reinvested preferred dividends payable of $16.3 million into 1,200,248 shares of Common Stock.

   On August 16, 2000, the Company completed a public offering of 5,600,000 shares of Common Stock at $26.25 per share. After payment of underwriting discounts and commissions, the Company received net proceeds of $138.9 million.

                         SPINNAKER EXPLORATION COMPANY

   On December 20, 2000, PGS completed a public offering of its 5,388,743 shares of Common Stock at $29.25 per share. Spinnaker received no proceeds from this sale.

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

6. Stock Plans:

 Stock Options

   At December 31, 2000, officers, directors and employees had been granted options to purchase the Company's Common Stock under stock plans adopted in 1998, 1999 and 2000 ("Stock Plans"). The exercise price of each option equals the market price of Spinnaker's Common Stock on the date of grant. Stock option grants generally vest ratably over four years, with 20 percent vesting on the date of grant and 20 percent vesting in each of the succeeding four years and expire after ten years. In the event of certain significant changes in control of the Company, all options then outstanding generally will become immediately exercisable in full.

   In January 1998, the Company adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was amended and restated in September 1999 and authorized the issuance of 2,673,242 shares of Common Stock. The purchase price of an aggregate of 1,520,608 shares of Common Stock issuable under options authorized under the 1998 Plan is $5.00 per share, and the purchase price of an aggregate of 1,152,634 shares of Common Stock issuable under options authorized under the 1998 Plan is $15.63 per share. In September 1999, the board of directors and the stockholders of the Company adopted the 1999 Stock Incentive Plan ("1999 Plan"). The number of shares of Common Stock that may be issued under the 1999 Plan may not exceed 1,300,000 shares. The maximum number of shares of Common Stock that may be subject to awards granted under the 1999 Plan to any one individual during any calendar year may not exceed 300,000. In connection with the 1999 Plan, the board of directors and stockholders adopted the Adjunct Stock Option Plan ("Adjunct Plan"). The number of shares of Common Stock that may be issued under the Adjunct Plan may not exceed 21,920. In November 2000, the board of directors adopted the 2000 Stock Option Plan ("2000 Plan"). The number of shares of Common Stock that may be issued under the 2000 Plan may not exceed 500,000 shares.

                         SPINNAKER EXPLORATION COMPANY

 Stock Option Activity

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. In accordance with APB Opinion No. 25, compensation expense related to stock-based compensation included in general and administrative expense was $0, $150,000 and $158,000 in 1998, 1999 and 2000, respectively. Had compensation cost for the Company's stock option compensation plans been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) available to common stockholders and net income (loss) per common share would have been as follows (in thousands, except per share amounts):

                                                      For the Year Ended
                                                         December 31,
                                                   ---------------------------
                                                     1998      1999     2000
                                                   --------  --------  -------
   Pro forma net income (loss) available to
    common stockholders..........................  $(14,172) $(10,950) $35,543
                                                   ========  ========  =======
   Pro forma net income (loss) per basic common
    share........................................  $  (3.49) $  (1.31) $  1.57
                                                   ========  ========  =======
   Pro forma net income (loss) per diluted common
    share........................................  $  (3.49) $  (1.31) $  1.48
                                                   ========  ========  =======

   For purposes of the SFAS No. 123 disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for grants in 1998, 1999 and 2000 as follows:

                                              For the Year Ended December 31,
                                            -----------------------------------
                                               1998        1999        2000
                                            ----------- ----------- -----------
   Risk-free interest rate................. 4.96%-5.96% 4.67%-6.08% 5.14%-6.82%
   Volatility factor.......................     0%         54.8%       42.5%
   Dividend yield..........................     0%          0%          0%
   Expected life of the options (years)....     10          4.5          4

   Presented below is a summary of stock option activity.

                                       1998                      1999                       2000
                             ------------------------- -------------------------- --------------------------
                               Shares      Weighted      Shares       Weighted      Shares       Weighted
                               Under       Average       Under        Average       Under        Average
                               Option   Exercise Price   Option    Exercise Price   Option    Exercise Price
                             ---------- -------------- ----------  -------------- ----------  --------------
   Outstanding, beginning
    of year................   2,198,000     $9.10       2,526,880      $ 9.11      3,382,974      $10.56
     Granted...............     328,880      9.13         866,574       14.74        802,470       23.45
     Exercised.............          --        --          (5,872)       4.97       (466,558)       6.88
     Forfeited.............          --        --          (4,608)       9.29             --          --
                             ----------                ----------                 ----------
   Outstanding, end of
    year...................   2,526,880      9.11       3,382,974       10.56      3,718,886       13.80
                             ==========                ==========                 ==========
   Exercisable, end of
    year...................   1,222,736      9.11       1,919,019        9.62      2,364,270       11.38
                             ==========                ==========                 ==========
   Available for grant, end
    of year................     172,250                   605,676                    303,206
                             ==========                ==========                 ==========
   Weighted average fair
    value of options
    granted during the
    year...................  $     0.83                $     6.78                 $    15.17
                             ==========                ==========                 ==========

   Options to purchase 640 shares of Common Stock forfeited during 1999 were canceled and are not available for future grants.

                         SPINNAKER EXPLORATION COMPANY

   At December 31, 2000, the following options were outstanding and exercisable and had the indicated weighted average remaining contractual lives:

                       Outstanding            Exercisable
                   ---------------------  ---------------------
                               Weighted               Weighted    Weighted
                               Average                Average      Average
     Range of                  Exercise               Exercise    Remaining
     Exercise                   Price                  Price     Contractual
    Prices Per     Number of     Per      Number of     Per         Life
       Share        Options     Share      Options     Share       (Years)
    ----------     ---------   --------   ---------   --------   -----------
    $2.50-$5.00    1,151,855    $ 4.96    1,033,303    $ 4.98        6.2
   $14.50-$16.13   2,140,861     15.36    1,245,733     15.41        7.7
   $22.25-$32.78     324,970     27.27       64,994     27.37        9.9
   $37.94-$40.31     101,200     38.20       20,240     38.20        9.7

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

7. Earnings Per Share:

   Basic and diluted net income (loss) per share is computed based on the following information (in thousands, except per share amounts):

                                                       For the Year Ended
                                                          December 31,
                                                    --------------------------
                                                      1998     1999     2000
                                                    --------  -------  -------
   Numerator:
     Net income (loss) available to common
      stockholders................................. $(13,954) $(9,248) $38,566
                                                    ========  =======  =======
   Denominator:
     Basic weighted average number of shares.......    4,059    8,355   22,679
                                                    ========  =======  =======
     Dilutive securities:
       Stock options...............................       --       --    1,332
                                                    --------  -------  -------
     Diluted adjusted weighted average number of
      shares and assumed conversions...............    4,059    8,355   24,011
                                                    ========  =======  =======
   Net income (loss) per common share:
     Basic:
       Income (loss) before cumulative effect of
        change in accounting principle............. $  (3.44) $ (1.06) $  1.70
       Cumulative effect of change in accounting
        principle..................................       --    (0.05)      --
                                                    --------  -------  -------
     Net income (loss) per common share............ $  (3.44) $ (1.11) $  1.70
                                                    ========  =======  =======
     Diluted:
       Income (loss) before cumulative effect of
        change in accounting principle............. $  (3.44) $ (1.06) $  1.61
       Cumulative effect of change in accounting
        principle..................................       --    (0.05)      --
                                                    --------  -------  -------
     Net income (loss) per common share............ $  (3.44) $ (1.11) $  1.61
                                                    ========  =======  =======

                         SPINNAKER EXPLORATION COMPANY

   For purposes of the diluted earnings per share calculation, the Preferred Stock and stock options are considered anti-dilutive for the years ended December 31, 1998 and 1999 and are therefore not considered in the calculations.

8. Major Customers:

   The Company had natural gas and oil sales to one customer accounting for 100 percent of total natural gas and oil revenues for the year ended December 31, 1998. The Company had natural gas and oil sales to two customers accounting for 68 percent and 32 percent, respectively, of total natural gas and oil revenues, excluding the effects of hedging activities, for the year ended December 31, 1999. The Company had natural gas and oil sales to three customers accounting for approximately 61 percent, 11 percent and 11 percent, respectively, of total natural gas and oil revenues, excluding the effects of hedging activities, for the year ended December 31, 2000.

9. Related-Party Transactions:

   The Company paid to PGS approximately $122,000, $318,000 and $449,000 in 1998, 1999 and 2000, respectively, for seismic-related services.

   The Company paid $528,000 in 2000 to an oilfield services company affiliated with one of the Company's board members.

   The Data Agreement was amended effective June 30, 1999. In exchange for the amended rights under the Data Agreement, Spinnaker issued 1,000,000 shares of Common Stock to PGS. See Note 4.

   From September 30, 1998 through October 4, 1999, PGS and Warburg provided certain guarantees for the Credit Agreement totaling $75.0 million. See Note 3.

10. Income Taxes:

   Effective with the formation of Spinco, the Company became subject to federal income taxes. The formation of Spinco required the Company to establish a deferred tax liability, which resulted in a one-time non-cash charge to income of $1.7 million. During 1998, the Company generated additional operating losses and the related tax benefits offset this amount. No net income tax benefit was recognized in 1998 or 1999 due to the uncertainty of future realization as the Company had not established a history of net operating income. As of December 31, 2000, the Company had approximately $93.8 million of net operating loss carryforwards, of which $23.0 million, $30.2 million and $40.6 million expire in 2018, 2019 and 2020, respectively.

                         SPINNAKER EXPLORATION COMPANY

   The significant items giving rise to the deferred income tax assets and liabilities are as follows (in thousands):

                                                                    As of
                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------  -------
   Deferred income tax liabilities:
     Basis differences in natural gas and oil properties....... $9,063  $50,925
     Other.....................................................     56       --
                                                                ------  -------
       Total deferred income tax liabilities...................  9,119   50,925

   Deferred income tax assets:
     Net operating losses...................................... $9,304  $32,836
     Other.....................................................    414      932
                                                                ------  -------
       Total deferred income tax assets........................  9,718   33,768
   Valuation allowance.........................................   (599)      --
                                                                ------  -------
   Net deferred income tax assets..............................  9,119   33,768
                                                                ------  -------
   Net deferred income tax liabilities......................... $   --  $17,157
                                                                ======  =======

   A tax benefit of $3.7 million associated with the exercise of non-qualified stock options during the year ended December 31, 2000 is reflected as a component of equity.

   Significant components of the provision for income taxes are as follows (in thousands):

                                                                 For the Year
                                                                     Ended
                                                                 December 31,
                                                               -----------------
                                                               1998 1999  2000
                                                               ---- ---- -------
   Current.................................................... $ -- $ -- $    25
   Deferred...................................................   --   --  20,833
                                                               ---- ---- -------
     Total provision.......................................... $ -- $ -- $20,858
                                                               ==== ==== =======

   The difference between the provision for income taxes and the amount that would be determined by applying the statutory federal income tax rate of 35 percent to the loss before income taxes is analyzed as below (in thousands):

                                                       For the Year Ended
                                                          December 31,
                                                      -----------------------
                                                       1998    1999    2000
                                                      -------  -----  -------
   Federal income tax expense (benefit) at statutory
    rates...........................................  $(2,400) $(468) $20,798
   Change in tax status.............................    1,668     --       --
   Non-deductible expenses and other................       --    601      659
   Valuation allowance..............................      732   (133)    (599)
                                                      -------  -----  -------
     Total provision................................  $    --  $  --  $20,858
                                                      =======  =====  =======

                         SPINNAKER EXPLORATION COMPANY

11. Commitments and Contingencies:

   The Company is, from time to time, party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

 Data Agreement

   The Company has agreed to purchase $2.0 million of seismic-related services from PGS prior to December 31, 2002. Through December 31, 2000, the Company has paid to PGS a total of approximately $948,000 for seismic-related services.

 Employment Contracts

   The Company has employment contracts with certain of its executive officers. These contracts provide for annual base salaries, bonus compensation, various benefits and the continuation of salary and benefits for the respective terms of the agreements in the event of termination of employment for various reasons, and whether by the Company or the employee. These agreements are subject to automatic annual extensions unless terminated.

 Employee 401(k) Retirement Plan

   In July 1998, the Company instituted a 401(k) retirement and profit sharing plan ("401(k) Plan") for its employees. The 401(k) Plan provides that all qualified employees may defer the maximum income allowed under current tax law. The 401(k) Plan covers all employees at least 21 years of age who have completed at least six months of service subsequent to employment.

   Effective January 1, 2000, the Company began matching employee contributions to the 401(k) Plan. The Company matches 100 percent of each participant's contributions up to 6 percent of the participant's annual base salary. For the year ended December 31, 2000, the Company issued 5,923 shares of Common Stock valued at approximately $148,000 in connection with the Company match.

 Leases

   The Company leases administrative offices under non-cancelable operating leases expiring in 2002. Certain of the lease agreements require that the Company pay for utilities, maintenance and other operational expenses of the building. Additionally, the leases contain escalation clauses. Minimum future obligations under non-cancelable operating leases at December 31, 2000 for the following five years are $623,000, $268,000, $70,000, $11,000 and $2,000, respectively.

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

                                                              For the Year
                                                                  Ended
                                                              December 31,
                                                             ----------------
                                                              1998     1999
                                                             -------  -------
                                                               (Pro Forma)
   Revenues................................................. $ 3,298  $34,258
   Expenses.................................................  10,100   32,923
                                                             -------  -------
   Income (loss) from operations............................  (6,802)   1,335
   Other income (expense)...................................     458     (269)
                                                             -------  -------
   Income (loss) before income taxes........................  (6,344)   1,066
     Income tax provision...................................      --       --
                                                             -------  -------
   Income (loss) before cumulative effect of change in
    accounting principle....................................  (6,344)   1,066
     Cumulative effect of change in accounting principle....      --     (395)
                                                             -------  -------
   Pro forma net income (loss).............................. $(6,344) $   671
                                                             =======  =======
   Pro forma basic income (loss) per common share:
     Income (loss) before cumulative effect of change in
      accounting principle.................................. $ (0.45) $  0.05
     Cumulative effect of change in accounting principle....      --    (0.02)
                                                             -------  -------
   Pro forma net income (loss) per common share............. $ (0.45) $  0.03
                                                             =======  =======
   Pro forma diluted income (loss) per common share:
     Income (loss) before cumulative effect of change in
      accounting principle.................................. $ (0.45) $  0.05
     Cumulative effect of change in accounting principle....      --    (0.02)
                                                             -------  -------
   Pro forma net income (loss) per common share............. $ (0.45) $  0.03
                                                             =======  =======
   Pro forma weighted average number of common shares
    outstanding:
     Basic..................................................  14,078   19,274
                                                             =======  =======
     Diluted................................................  14,078   19,926
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

                         SPINNAKER EXPLORATION COMPANY

13. Quarterly Financial Data (Unaudited):

   Quarterly operating results for the years ended December 31, 1999 and 2000 are summarized as follows (in thousands, except per share amounts):

                                                  (Unaudited)
                                             For the Quarter Ended
                                 ----------------------------------------------
                                 March 31, June 30,  September 30, December 31,
                                 --------- --------  ------------- ------------
   1999:
   Revenues....................   $ 1,839  $ 7,744      $10,300      $14,375
   Income (loss) from
    operations.................    (1,193)  (2,019)       1,321        3,226
   Net income (loss)...........    (2,009)  (2,886)         249        3,309
   Net income (loss) available
    to common stockholders.....    (4,502)  (5,481)      (2,453)       3,188
   Net income (loss) per basic
    and diluted common share...   $ (1.10) $ (1.33)     $ (0.48)     $  0.16

   2000:
   Revenues....................   $13,867  $19,145      $29,755      $58,616
   Income from operations......     2,926    5,323       13,356       35,659
   Net income..................     3,086    5,239        8,229       22,012
   Net income per common share:
     Basic.....................   $  0.15  $  0.26      $  0.35      $  0.84
     Diluted...................   $  0.15  $  0.24      $  0.33      $  0.79

   The first quarter of 1999 includes a charge of $395,000 related to a change in accounting principle associated with previously capitalized organization costs. The second quarter of 1999 includes compensation expense of approximately $1.7 million related to the stock appreciation rights of two officers' stock option agreements. See Note 6. The first two quarters of 1999 net loss per share amounts have been retroactively adjusted for the Stock Split.

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

 Capitalized Costs and Costs Incurred

   Capitalized costs and costs incurred related to natural gas and oil producing activities are summarized below (in thousands):

                                                                  As of
                                                              December 31,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
   Capitalized costs:
     Proved properties..................................... $141,455  $293,002
     Unproved properties not being amortized...............   40,696    83,165
                                                            --------  --------
       Total...............................................  182,151   376,167
   Accumulated depreciation, depletion and amortization....  (26,236)  (73,687)
                                                            --------  --------
       Net capitalized costs............................... $155,915  $302,480
                                                            ========  ========

                         SPINNAKER EXPLORATION COMPANY

 Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

   Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include exploration expenses and additions to exploratory wells, including those in progress. Development costs include costs of completions, platforms, facilities and pipelines associated with exploratory wells.

                                                          For the Year Ended
                                                             December 31,
                                                       ------------------------
                                                        1998    1999     2000
                                                       ------- ------- --------
   Property acquisition costs:
     Unproved......................................... $15,791 $13,911 $ 21,421
     Proved...........................................      --      --       --
   Exploration costs..................................  46,620  45,152  121,451
   Development costs..................................  23,067  23,614   51,144
                                                       ------- ------- --------
       Total costs incurred........................... $85,478 $82,677 $194,016
                                                       ======= ======= ========

 Estimates of Proved Natural Gas and Oil Reserves

   Proved natural gas and oil reserve quantities and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company, L.P., independent petroleum consultants. Such estimates have been prepared in accordance with guidelines established by the Commission.

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

   The Company's net ownership in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves, all of which are located in the Gulf of Mexico, are as follows:

                                               Natural   Oil and   Natural Gas
                                                 Gas    Condensate Equivalents
                                               (MMcf)    (MBbls)     (MMcfe)
                                               -------  ---------- -----------
   Proved reserves as of December 31, 1997....  12,607      125       13,358
     Extensions, discoveries and other
      additions...............................  40,014      357       42,155
     Revisions of previous estimates..........      --       --           --
     Production...............................  (1,675)     (12)      (1,747)
                                               -------    -----      -------
   Proved reserves as of December 31, 1998....  50,946      470       53,766
     Extensions, discoveries and other
      additions...............................  43,270    2,039       55,505
     Revisions of previous estimates..........   7,776       83        8,274
     Production............................... (11,962)    (180)     (13,044)
                                               -------    -----      -------
   Proved reserves as of December 31, 1999....  90,030    2,412      104,501
     Extensions, discoveries and other
      additions...............................  97,665    1,027      103,829
     Revisions of previous estimates..........   5,248     (116)       4,552
     Production............................... (28,845)    (225)     (30,194)
                                               -------    -----      -------
   Proved reserves as of December 31, 2000.... 164,098    3,098      182,688
                                               =======    =====      =======
   Proved developed reserves:
     December 31, 1997........................   5,615       46        5,892
                                               =======    =====      =======
     December 31, 1998........................  30,806      318       32,715
                                               =======    =====      =======
     December 31, 1999........................  50,756      384       53,062
                                               =======    =====      =======
     December 31, 2000........................ 112,315    1,042      118,568
                                               =======    =====      =======

                         SPINNAKER EXPLORATION COMPANY

 Standardized Measure of Discounted Future Net Cash Flows

   The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

  . Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.

  . The estimated future gross revenues of proved reserves are priced on the basis of year-end market prices.

  . The future gross revenue streams are reduced by estimated future costs to develop and to produce the proved reserves, as well as certain abandonment costs based on year-end cost estimates and the estimated effect of future income taxes.

  . Future income taxes are computed by applying the statutory tax rate to future net cash flows reduced by the tax basis of the properties, the estimated permanent differences applicable to future natural gas and oil producing activities and tax carryforwards.

   The standardized measure of discounted future net cash flows is not intended to present the fair market value of the Company's natural gas and oil reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, an allowance for return on investment and the risks inherent in reserve estimates.

   The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows (in thousands):

                                                     For the Year Ended
                                                        December 31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  --------  ----------
   Future cash inflows........................  $ 99,436  $275,539  $1,730,754
   Future operating expenses..................   (16,562)  (36,396)    (60,259)
   Future development costs...................   (18,059)  (48,717)    (68,929)
                                                --------  --------  ----------
   Future net cash flows before income taxes..    64,815   190,426   1,601,566
   Future income taxes(1).....................        --        --    (516,488)
                                                --------  --------  ----------
   Future net cash flows......................    64,815   190,426   1,085,078
   10 percent annual discount per annum.......   (12,706)  (38,862)   (185,941)
                                                --------  --------  ----------
   Standardized measure of discounted future
    net cash flows............................  $ 52,109  $151,564  $  899,137
                                                ========  ========  ==========

  --------
  (1) Net operating loss carryforwards and basis in natural gas and oil properties eliminated the need for future income taxes in 1998 and 1999.

   Natural gas prices declined significantly subsequent to December 31, 2000. Consequently, the present value of future net cash flows (before income taxes) discounted at 10 percent and standardized measure of discounted future net cash flows would be reduced if current natural gas prices were used in the calculations. Utilizing the same methodology with prices of $5.00 per Mcf and $25.00 per barrel, the standardized measure of discounted future net cash flows would be approximately $455 million at December 31, 2000.

                         SPINNAKER EXPLORATION COMPANY

   The primary sources of change in the standardized measure of discounted future net cash flows are as follows (in thousands):

                                                     For the Year Ended
                                                        December 31,
                                                 ----------------------------
                                                  1998      1999      2000
                                                 -------  --------  ---------
   Standardized measure, beginning of year...... $18,981  $ 52,109  $ 151,564
     Extensions and discoveries, net of related
      costs.....................................  35,952    75,572    719,694
     Sales of natural gas and oil produced, net
      of production costs.......................  (2,824)  (28,097)  (131,030)
     Net changes in prices and production
      costs.....................................  (4,329)   22,869    486,496
     Change in future development costs.........   2,713    (1,957)    (3,501)
     Development costs incurred during the
      period that reduced future development
      costs.....................................   2,246    14,494     37,851
     Revisions of quantity estimates............      --    13,624     34,749
     Accretion of discount......................   1,898     5,211     15,156
     Net change in income taxes.................      --        --   (421,535)
     Change in production rates and other.......  (2,528)   (2,261)     9,693
                                                 -------  --------  ---------
   Standardized measure, end of year............ $52,109  $151,564  $ 899,137
                                                 =======  ========  =========

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
    3.1   --Certificate of Incorporation of Spinnaker, as amended (incorporated by reference to Exhibit 3.1 to Spinnaker's Registration Statement on
           Form S-1 (Commission File No. 333-83093))
    3.2   --Restated Bylaws of Spinnaker (incorporated by reference to Exhibit
           3.2 to Spinnaker's Registration Statement on Form S-1 (Commission
           File No. 333-83093))
    4.1   --Specimen Common Stock certificate (incorporated by reference to
           Exhibit 4.1 to Spinnaker's Registration Statement on Form S-1
           (Commission File No. 333-41626))
   10.1   --Second Amended and Restated Data Contribution Agreement between
           Petroleum Geo-Services ASA, Seismic Energy Holdings, Inc., Spinnaker
           Exploration Company, L.L.C. and Spinnaker dated June 30, 1999
           (incorporated by reference to Exhibit 10.1 to Spinnaker's
           Registration Statement on Form S-1 (Commission File No. 333-83093))
   10.2   --Amended and Restated 1998 Spinnaker Stock Option Plan (incorporated by reference to Exhibit 10.2 to Spinnaker's Registration Statement
           on Form S-1 (Commission File No. 333-83093))
   10.3   --Amended and Restated Stockholders Agreement by and among Spinnaker,
           Warburg, Pincus Ventures, Petroleum Geo-Services, Roger L. Jarvis,
           James M. Alexander, William D. Hubbard, Kelly M. Barnes and certain other stockholders of Spinnaker (including the Registration Rights
           Agreement as Exhibit A to the Stockholders Agreement) (incorporated by reference to Exhibit 10.3 to Spinnaker's Registration Statement
           on Form S-1 (Commission File No. 333-83093))
   10.3.1 --First Amendment to the Amended and Restated Stockholders Agreement
           by and among Spinnaker, Warburg, Pincus Ventures, Petroleum Geo-
           Services, Roger L. Jarvis, James M. Alexander, William D. Hubbard,
           Kelly M. Barnes and certain other stockholders of Spinnaker
           (incorporated by reference to Exhibit 10.3.1 to Spinnaker's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
   10.4   --Second Amended and Restated Credit Agreement for a $75.0 million credit facility among Spinnaker, Credit Suisse First Boston and TD
           Securities (USA) Inc. dated July 20, 2000 (incorporated by reference to Exhibit 10.4 to Spinnaker's Quarterly Report on Form 10-Q for the
           quarter ended June 30, 2000)
   10.4.1 --First Amendment to Second Amended and Restated Credit Agreement
           dated as of September 30, 2000 (incorporated by reference to Exhibit
           10.4.1 to Spinnaker's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)
   10.5   --Employment Agreement between Spinnaker and Roger L. Jarvis dated
           December 20, 1996, as amended (incorporated by reference to Exhibit
           10.6 to Spinnaker's Registration Statement on Form S-1 (Commission
           File No. 333-83093))
   10.6   --Employment Agreement between Spinnaker and James M. Alexander dated
           December 20, 1996, as amended (incorporated by reference to Exhibit
           10.7 to Spinnaker's Registration Statement on Form S-1 (Commission
           File No. 333-83093))
   10.7   --Employment Agreement between Spinnaker and William D. Hubbard dated
           February 24, 1997, as amended (incorporated by reference to Exhibit
           10.8 to Spinnaker's Registration Statement on Form S-1 (Commission
           File No. 333-83093))
   10.8   --Employment Agreement between Spinnaker and Kelly M. Barnes dated
           February 24, 1997, as amended (incorporated by reference to Exhibit
           10.9 to Spinnaker's Registration Statement on Form S-1 (Commission
           File No. 333-83093))
   10.9   --1999 Spinnaker Stock Incentive Plan (incorporated by reference to
           Exhibit 10.10 to Spinnaker's Registration Statement on Form S-1
           (Commission File No. 333-83093))
  10.10   --1999 Spinnaker Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to Spinnaker's Registration Statement on
           Form S-1 (Commission File No. 333-83093))
  10.11   --Form of Indemnification Agreement (incorporated by reference to
           Exhibit 10.12 to Spinnaker's Registration Statement on Form S-1
           (Commission File No. 333-83093))

 Exhibit
 Number                               Description
 -------                              -----------
 10.12   --Adjunct Stock Option Plan (incorporated by reference to Exhibit 4.3 to Spinnaker's Registration Statement on Form S-8 (Commission File
          No. 333-36592))
 10.13*  --Spinnaker Exploration Company 2000 Stock Option Plan
 21.1    --Subsidiaries of Spinnaker Exploration Company (incorporated by reference to Exhibit 21.1 to Spinnaker's Registration Statement on
          Form S-1 (Commission File No. 333-83093))
 23.1*   --Consent of Arthur Andersen LLP
 23.2*   --Consent of Ryder Scott Company, L.P.

--------
*  Filed herewith.