Form 10-Q
period 2001-03-31
SPINNAKER EXPLORATION CO
filed 2001-05-10
CIK 1089697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ----------

                                   Form 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.


                       Commission file number 001-16009


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

  The number of shares outstanding of the registrant's common stock, par value $0.01 per share, on May 9, 2001 was 27,138,707.

================================================================================

                         SPINNAKER EXPLORATION COMPANY
                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001



                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  Consolidated Balance Sheets
   March 31, 2001 and December 31, 2000................................   3

  Consolidated Statements of Operations
   Three Months Ended March 31, 2001 and 2000..........................   4

  Consolidated Statements of Cash Flows
   Three Months Ended March 31, 2001 and 2000..........................   5

  Notes to Interim Consolidated Financial
   Statements..........................................................   6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..........................   8

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....  13

PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................  14

SIGNATURES.............................................................  15

                         SPINNAKER EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                 MARCH 31,            DECEMBER 31,
                                                                                                   2001                  2000
                                                                                           -----------------       -----------------
ASSETS                                                                                         (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents.................................................................     $ 66,611               $ 63,910
 Short-term investments....................................................................       49,042                 22,387
 Accounts receivable.......................................................................       38,969                 45,594
 Deferred taxes............................................................................        3,407                      -
 Other.....................................................................................        8,521                  6,402
                                                                                                --------               --------
   Total current assets....................................................................      166,550                138,293

PROPERTY AND EQUIPMENT:
 Oil and gas, on the basis of full-cost accounting:
  Proved properties........................................................................      348,829                293,002
  Unproved properties and properties under development, not being amortized................       79,766                 83,165
 Other.....................................................................................        5,987                  5,642
                                                                                                --------               --------
                                                                                                 434,582                381,809
 Less - Accumulated depreciation, depletion and amortization...............................      (97,226)               (77,428)
                                                                                                --------               --------
   Total property and equipment............................................................      337,356                304,381

OTHER ASSETS...............................................................................           30                     30
                                                                                                --------               --------
   Total assets............................................................................     $503,936               $442,704
                                                                                                ========               ========

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
 Accounts payable..........................................................................     $ 34,342               $ 28,616
 Accrued liabilities.......................................................................       38,701                 35,672
 Hedging liabilities.......................................................................        9,735                      -
                                                                                                --------               --------
   Total current liabilities...............................................................       82,778                 64,288

DEFERRED INCOME TAXES......................................................................       26,249                 17,157

COMMITMENTS AND CONTINGENCIES

EQUITY:
 Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and
  outstanding at March 31, 2001 and December 31, 2000......................................            -                      -

 Common stock, $0.01 par value; 50,000,000 shares authorized; 27,115,454 shares issued and
  27,098,222 shares outstanding at March 31, 2001; and 26,494,593 shares issued and
  26,476,817 shares outstanding at December 31, 2000.......................................          271                    265


 Additional paid-in capital................................................................      361,764                349,506
 Retained earnings.........................................................................       39,680                 11,532
 Less: Treasury stock, at cost, 17,232 and 17,776 shares at March 31, 2001 and
   December 31, 2000, respectively.........................................................          (43)                   (44)
 Accumulated other comprehensive income (loss).............................................       (6,763)                     -
                                                                                                --------               --------
   Total equity............................................................................      394,909                361,259
                                                                                                --------               --------
   Total liabilities and equity............................................................     $503,936               $442,704
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

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                                                  FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                       ---------------------------------------
                                                                                              2001                   2000
                                                                                       ----------------       ----------------
REVENUES...............................................................................     $67,453                $13,867
EXPENSES:
 Lease operating expenses..............................................................       2,691                  1,609
 Depreciation, depletion and amortization - natural gas and oil properties.............      19,342                  7,765
 Depreciation and amortization - other.................................................          96                     69
 General and administrative............................................................       2,532                  1,498
                                                                                            -------                -------
   Total expenses......................................................................      24,661                 10,941
                                                                                            -------                -------
INCOME FROM OPERATIONS.................................................................      42,792                  2,926
OTHER INCOME (EXPENSE):
 Interest income.......................................................................       1,345                    244
 Interest expense......................................................................        (156)                   (84)
                                                                                            -------                -------
   Total other income (expense)........................................................       1,189                    160
                                                                                            -------                -------
INCOME BEFORE INCOME TAXES.............................................................      43,981                  3,086
INCOME TAX PROVISION...................................................................      15,833                      -
                                                                                            -------                -------
NET INCOME.............................................................................     $28,148                $ 3,086
                                                                                            =======                =======

NET INCOME PER COMMON SHARE:
 Basic.................................................................................       $1.05                  $0.15
                                                                                            =======                =======
 Diluted...............................................................................       $1.00                  $0.15
                                                                                            =======                =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
 Basic.................................................................................      26,772                 20,417
                                                                                            =======                =======
 Diluted...............................................................................      28,196                 21,259
                                                                                            =======                =======

      The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)

                                                                                                   FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                       ----------------------------------------
                                                                                             2001                    2000
                                                                                       ----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..............................................................................  $ 28,148                $  3,086
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation, depletion and amortization...............................................    19,438                   7,834
  Deferred income tax expense............................................................    15,833                       -
  Other..................................................................................      (362)                      -
 Change in components of working capital:
  Accounts receivable....................................................................     6,625                  (7,776)
  Accounts payable and accrued liabilities...............................................    15,755                   8,329
  Other current assets and other.........................................................    (2,119)                   (648)
                                                                                           --------                --------
     Net cash provided by operating activities...........................................    83,318                  10,825

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas properties..................................................................   (52,068)                (37,245)
 Change in property related payables.....................................................    (7,000)                 13,987
 Purchases of other property and equipment...............................................      (345)                   (702)
 Purchases of short-term investments.....................................................   (26,655)                      -
                                                                                           --------                --------
     Net cash used in investing activities...............................................   (86,068)                (23,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options.................................................     5,451                     316
                                                                                           --------                --------
     Net cash provided by financing activities...........................................     5,451                     316
                                                                                           --------                --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................     2,701                 (12,819)
CASH AND CASH EQUIVALENTS, beginning of year.............................................    63,910                  20,452
                                                                                           --------                --------
CASH AND CASH EQUIVALENTS, end of period.................................................  $ 66,611                $  7,633
                                                                                           ========                ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest, net of amounts capitalized......................................       $71                     $10
 Cash paid for income taxes..............................................................         -                       -


      The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                 MARCH 31, 2001


1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of Spinnaker Exploration Company ("Spinnaker" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. EARNINGS PER SHARE

   Basic and diluted net income per share is computed based on the following information (in thousands, except per share amounts):

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                      ------------------------------------
                                                                            2001                 2000
                                                                      ---------------      ---------------
Numerator:
 Net income.....................................................           $28,148             $ 3,086
                                                                           =======             =======

Denominator:
 Basic weighted average number of shares........................            26,772              20,417
                                                                           =======             =======
 Dilutive securities:
  Stock options.................................................             1,424                 842
                                                                           -------             -------
 Diluted adjusted weighted average number of shares and assumed
  conversions...................................................            28,196              21,259
                                                                           =======             =======

Net income per common share:
 Basic..........................................................           $  1.05             $  0.15
                                                                           =======             =======
 Diluted........................................................           $  1.00             $  0.15
                                                                           =======             =======

3. NEW ACCOUNTING PRINCIPLE

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company adopted SFAS
No. 133 on January 1, 2001.

   The Company currently utilizes collar arrangements to reduce its exposure to fluctuations in natural gas and oil prices and to achieve a more predictable cash flow. Based upon the Company's assessment of its derivative contracts at January 1, 2001, it recorded (i) a net current liability of $41.7 million, representing the fair market value of all derivatives on that date and (ii) a reduction of equity through accumulated other comprehensive income of $27.1 million, representing the intrinsic and time value components of the derivatives as of January 1, 2001, net of income taxes of $14.6 million. The current liability is adjusted monthly to reflect the current fair market value, and the monthly settlement is recorded to revenues with related adjustments to accumulated other comprehensive income.

  Based upon the Company's assessment of its derivative contracts at March 31, 2001, it reported (i) a net current liability of $9.7 million and (ii) a reduction of equity through accumulated other comprehensive income of $6.7 million, net of income taxes of $3.4 million. The change in the time value component of the derivatives of $0.4 million was recorded in revenues in the first quarter of 2001.

  The Company recognized net hedging losses of $16.6 million in the first quarter of 2001 compared to net hedging income of $0.5 million in the same period in 2000. Comprehensive income was $31.9 million in the first quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Cautionary Statement About Forward-Looking Statements

  Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update such forward-looking statements. These forward-looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. These future events include the following matters:

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

  Any of the factors listed above and other factors contained in this Form 10-Q could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by the Company or on its behalf. The Company cannot assure you that future results will meet expectations. You should pay particular attention to the risk factors and cautionary statements described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

OVERVIEW

  Since its inception in December 1996, Spinnaker recorded its best results ever in the first quarter of 2001. Performance highlights compared to results in the first quarter of 2000 included record:

  . Production of 12.4 billion cubic feet equivalent ("Bcfe"), up 153 percent. . Income from operations of $42.8 million, up from $2.9 million.
  . Net income of $28.1 million, or $1.00 per diluted share, up from $3.1 million, or $0.15 per diluted share.
  . Cash flow from operating activities, before working capital changes, of $63.1 million, up 477 percent.

  Spinnaker's results of operations and financial position were significantly impacted by increased natural gas production and prices in the first quarter of 2001. Natural gas revenues increased $69.7 million and natural gas production volumes increased 7.4 Bcf, primarily due to wells on eight new blocks which commenced production subsequent to the first quarter of 2000, contributing $56.6 million of the increase in natural gas revenues. Average natural gas price increases contributed $13.1 million of the increase in natural gas revenues.

  The Company had $115.7 million in cash, cash equivalents and short-term investments at March 31, 2001. In addition, the Company had no debt at March 31, 2001.

RESULTS OF OPERATIONS

  The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                    ---------------------------------------
                                                                          2001                   2000
                                                                    ----------------       ----------------
PRODUCTION:
 Natural gas (MMcf)...........................................          11,969                  4,556
 Oil and condensate (MBbls)...................................              77                     58
  Total (MMcfe)...............................................          12,430                  4,904

REVENUES (IN THOUSANDS):
 Natural gas..................................................        $ 81,455                $11,739
 Oil and condensate...........................................           2,163                  1,620
 Net hedging income (loss)....................................         (16,600)                   508
 Other........................................................             435                      -
                                                                      --------                -------

  Total.......................................................        $ 67,453                $13,867

AVERAGE SALES PRICE PER UNIT:
 Natural gas revenues from production (per Mcf)...............        $   6.81                $  2.58
 Effects of hedging activities (per Mcf)......................           (1.39)                  0.18
                                                                      --------                -------

  Average price (per Mcf).....................................        $   5.42                $  2.76

 Oil and condensate revenues from production (per Bbl)........        $  28.18                $ 27.93
 Effects of hedging activities (per Bbl)......................               -                  (5.82)
                                                                      --------                -------

  Average price (per Bbl).....................................        $  28.18                $ 22.11

 Total revenues from production (per Mcfe)....................        $   6.73                $  2.72
 Effects of hedging activities (per Mcfe).....................           (1.34)                  0.11
                                                                      --------                -------

  Total average price (per Mcfe)..............................        $   5.39                $  2.83

EXPENSES (PER MCFE):
 Lease operating expenses.....................................        $   0.22                $  0.33
 Depreciation, depletion and amortization - natural gas and
  oil properties..............................................        $   1.56                $  1.58

INCOME FROM OPERATIONS (IN THOUSANDS).........................        $ 42,792                $ 2,926

 Three Months Ended March 31, 2001 as Compared to the Three Months Ended March 31, 2000

  Production increased approximately 7.5 Bcfe in the first quarter of 2001 compared to the first quarter of 2000. The daily production rate at the end of March 2001 was approximately 150 million cubic feet equivalent ("MMcfe") compared to approximately 130 MMcfe at the end of December 2000.

  Revenues increased $53.6 million and income from operations increased $39.9 million in the first quarter of 2001 compared to the first quarter of 2000. Excluding the effects of hedging activities, natural gas revenues increased $69.7 million and oil and condensate revenues increased $0.5 million in the first quarter of 2001 compared to the same period in 2000. Net losses associated with natural gas and oil hedging activities increased $16.6 million in the first quarter of 2001 compared to the same period in 2000.

  Natural gas production volumes increased 7.4 Bcf, primarily due to wells on eight new blocks which commenced production subsequent to the first quarter of 2000, contributing $56.6 million of the increase in natural gas revenues, excluding the effects of hedging activities. Average natural gas price increases contributed $13.1 million of the increase in natural gas revenues. Oil and condensate production volumes increased approximately 19 thousand barrels ("MBbls"), primarily due to wells on eight new blocks which commenced production subsequent to the first quarter of

2000, contributing $0.5 million of the increase in oil and condensate revenues. Average oil and condensate prices increased slightly in the first quarter of 2001 compared to the same period in 2000.

  Lease operating expenses increased $1.1 million in the first quarter of 2001 compared to the first quarter of 2000. Of the total increase in lease operating expenses, $1.9 million was attributable to wells on eight new blocks which commenced production subsequent to the first quarter of 2000, offset in part by $0.8 million primarily related to lower production activity on two wells and recompletion activities on another well in the first quarter of 2001 compared to the same period in 2000.

  Depreciation, depletion and amortization ("DD&A") increased $11.6 million in the first quarter of 2001 compared to the first quarter of 2000. The increase in DD&A was primarily attributable to the 7.5 Bcfe increase in production volumes in the first quarter of 2001, contributing $11.9 million of the increase in DD&A, offset in part by $0.3 million related to a decrease in the DD&A rate.

  General and administrative expenses increased $1.0 million in the first quarter of 2001 compared to the first quarter of 2000. The increase in general and administrative expenses was primarily due to increased employment-related costs of approximately $0.5 million associated with personnel additions subsequent to the first quarter of 2000 and increased payroll taxes of $0.3 million associated with stock option exercises during the first quarter of 2001.

  Interest income increased $1.1 million in the first quarter of 2001 compared to the first quarter of 2000 primarily due to investment income associated with proceeds from the Company's public offering of Common Stock completed on August 16, 2000. Interest expense increased $0.1 million in the first quarter of 2001 compared to the same period in 2000 primarily due to higher debt financing costs and commitment fees. At March 31, 2001, the Company had no outstanding borrowings.

  An income tax provision of $15.8 million was recorded in the first quarter of 2001. No income tax provision was recorded in the first quarter of 2000 due to the availability of net operating loss carryforwards not previously benefited that offset estimated taxable income in 2000.

  The Company recognized net income of $28.1 million, or $1.05 per basic share and $1.00 per diluted share in the first quarter of 2001 compared to net income of $3.1 million, or $0.15 per basic and diluted share in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has experienced and expects to continue to experience substantial capital requirements, primarily due to its active exploration and development programs in the Gulf of Mexico. Capital expenditures in 1999, 2000 and the first quarter of 2001 were $85.1 million, $163.7 million and $59.4 million respectively. The Company has capital expenditure plans for 2001 totaling approximately $260 million. While the Company believes that working capital, cash flows from operations and borrowings under its $75.0 million credit facility ("Credit Facility") will be sufficient to meet its capital requirements through the end of 2001, additional financing may be required in the future to fund its growth and exploration and development programs. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

  Cash and cash equivalents increased $2.7 million to $66.6 million at March 31, 2001 from $63.9 million at December 31, 2000. The Company also has $49.0 million of highly liquid investments in commercial paper that have maturity dates greater than three months. The increase in cash and cash equivalents resulted from $83.3 million provided by operating activities and $5.5 million provided by financing activities, offset in part by $86.1 million used in investing activities.

  The Company has a $75.0 million Credit Facility with two banks that expires in July 2001. Spinnaker and the banks have agreed to a nominal $30.0 million borrowing base in order to minimize fees associated with the commitment. The Company believes this borrowing base is adequate given the Company's cash, cash equivalents, short-term investments and cash flow from operations. Management believes that the borrowing base can be increased substantially based on current natural gas and oil reserves and current commodity prices.

 OPERATING ACTIVITIES

  The Company intends to use cash, short-term investments and cash flows from operations to fund a portion of its future lease acquisition, exploration and development activities. Net cash of $83.3 million was provided by operating activities in the first quarter of 2001, primarily as a result of increases in natural gas production and prices. Cash flow from operations will depend on the Company's ability to increase production through its exploration and development programs and the prices of natural gas and oil. The Company has made significant investments to expand its operations in the Gulf of Mexico. These investments have resulted in an increase in the Company's daily production to approximately 150 MMcfe at the end of March 2001 from approximately 130 MMcfe at the end of December 2000. The Company expects higher production and cash flow during the remainder of 2001 as recent discoveries commence production. However, the Company can provide no assurance that production volumes and pricing in 2001 will achieve expectations.

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

  The Company's cash flow from operations also depends on its ability to manage working capital, including accounts receivable, accounts payable and accrued liabilities. The decrease in accounts receivable of $6.6 million was primarily due to a decrease in accrued natural gas and oil revenues of $8.9 million largely as a result of a decrease in natural gas prices since December 2000, partially offset by an increase in joint interest billings and other receivables of $2.3 million due to higher activity levels associated with wells operated by the Company. The increases in accounts payable and accrued liabilities were primarily due to costs associated with increased drilling and development activities during the first quarter of 2001 compared to the end of 2000.

 INVESTING ACTIVITIES

  Net cash of $86.1 million used in investing activities in the first quarter of 2001 included net oil and gas property capital expenditures of $59.1 million and purchases of other property and equipment of $0.3 million. The Company also purchased short-term investments of $26.7 million.

  The Company drilled nine exploratory wells in the first quarter of 2001, five of which were successful. In 2000, the Company drilled 28 exploratory wells, 16 of which were successful. Since inception, the Company has drilled 68 exploratory wells, 42 of which were successful, representing a success rate of approximately 62%.

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

 FINANCING ACTIVITIES

  Net cash of $5.5 million was provided by financing activities in the first quarter of 2001. These proceeds related to stock option exercises.

  The Company is currently a party to the $75.0 million Credit Facility with an original term of 364 days. The borrowing base as of March 31, 2001 was $30.0 million. At March 31, 2001, the Company had no outstanding borrowings under the Credit Facility. The Credit Facility is secured by substantially all of the Company's assets, including its interests in natural gas and oil properties. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility is a fluctuating rate of interest equal to the higher of either the Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5 percent per annum.

  The Credit Facility contains various covenants and restrictive provisions. It also requires the Company to maintain certain financial covenants, including the ratio of consolidated current assets to consolidated current liabilities, other than debt and hedging-related liabilities, as of the end of each fiscal quarter so that it is not less than 1.00 to 1.00 and the ratio of EBITDAX, as defined, to consolidated interest expense so that it is not less than 5.0 to 1.0 for any period of four consecutive fiscal quarters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rate Risk

  The Company is exposed to changes in interest rates. Changes in interest rates affect the interest earned on the Company's cash, cash equivalents and short-term investments and the interest rate paid on borrowings under the Credit Facility. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

  Under its current hedging practice, the Company does not hedge more than 50 percent of its production quantities without the prior approval of the risk management committee. The daily production rates at the end of March 2001 were approximately 144.5 MMcf of natural gas and approximately 850 barrels of oil and condensate. The Company has entered into the following natural gas collar arrangements (one MMBtu approximates one Mcf of gas):

                                                                            Average             Average              Average
                                                                             Daily               NYMEX                NYMEX
                                                                            Volume               Floor               Ceiling
                           Time Period                                      (MMBtu)           Price/MMBtu          Price/MMBtu
------------------------------------------------------------------     -------------      ----------------     ----------------
Second Quarter 2001...............................................            53,297                 $2.99                $4.64
Third Quarter 2001................................................            50,000                  3.00                 4.72
Fourth Quarter 2001 (through November 30, 2001)...................            50,000                  3.00                 4.72

  The Company's open collar arrangements will settle based on the reported settlement price on the NYMEX for the last trading day each month for natural gas. In a collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price for the transaction. The Company recognizes gains and losses in revenues when the related production occurs. The Company recognized net hedging losses of $16.6 million in the first quarter of 2001.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001.

  Based upon the Company's assessment of its derivative contracts at January 1, 2001, it recorded (i) a net current liability of $41.7 million, representing the fair market value of all derivatives on that date and (ii) a reduction of equity through accumulated other comprehensive income of $27.1 million, representing the intrinsic and time value components of the derivatives as of January 1, 2001, net of income taxes of $14.6 million. The current liability is adjusted monthly to reflect the current fair market value, and the monthly settlement is recorded to revenues with related adjustments to accumulated other comprehensive income.

  Based upon the Company's assessment of its derivative contracts at March 31, 2001, it reported (i) a net current liability of $9.7 million and (ii) a reduction of equity through accumulated other comprehensive income of $6.7 million, net of income taxes of $3.4 million. The change in the time value component of the derivatives of $0.4 million was recorded in revenues in the first quarter of 2001.

  The Company recognized net hedging losses of $16.6 million in the first quarter of 2001 compared to net hedging income of $0.5 million in the same period in 2000.


                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPINNAKER EXPLORATION COMPANY

Date:            May 10, 2001                        By:             /s/  ROBERT M. SNELL
       ----------------------------                        -------------------------------------
                                                                       Robert M. Snell
                                                               Vice President, Chief Financial
                                                                    Officer and Secretary

Date:            May 10, 2001                        By:            /s/  JEFFREY C. ZARUBA
       ----------------------------                        -------------------------------------
                                                                      Jeffrey C. Zaruba
                                                               Vice President, Treasurer and
                                                                     Assistant Secretary