Form 10-Q
period 2001-06-30
SPINNAKER EXPLORATION CO
filed 2001-08-13
CIK 1089697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   Form 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

  The number of shares outstanding of the registrant's common stock, par value $0.01 per share, on August 10, 2001 was 27,182,838.

================================================================================

                         SPINNAKER EXPLORATION COMPANY
                                   FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001





                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


  Consolidated Balance Sheets
   June 30, 2001 and December 31, 2000..........................................  3

  Consolidated Statements of Operations
   Three and Six Months Ended June 30, 2001 and 2000............................  4

  Consolidated Statements of Cash Flows
   Six Months Ended June 30, 2001 and 2000......................................  5

  Notes to Interim Consolidated Financial Statements............................  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................................  8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............ 14


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................... 15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................... 15

SIGNATURES...................................................................... 16

                         SPINNAKER EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                 JUNE 30,          DECEMBER 31,
                                                                                                   2001                2000
                                                                                           -----------------   -----------------
                                       ASSETS                                                  (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents.................................................................   $   89,594           $  63,910
 Short-term investments....................................................................       11,799              22,387
 Accounts receivable.......................................................................       36,720              45,594
 Other.....................................................................................        1,639               6,402
                                                                                              ----------           ---------
   Total current assets....................................................................      139,752             138,293

PROPERTY AND EQUIPMENT:
 Oil and gas, on the basis of full-cost accounting:
  Proved properties........................................................................      431,563             293,002
  Unproved properties and properties under development, not being amortized................       84,418              83,165
 Other.....................................................................................        6,123               5,642
                                                                                              ----------           ---------
                                                                                                 522,104             381,809
 Less - Accumulated depreciation, depletion and amortization...............................     (118,679)            (77,428)
                                                                                              ----------           ---------
   Total property and equipment............................................................      403,425             304,381

OTHER ASSETS...............................................................................            -                  30
                                                                                              ----------           ---------
   Total assets............................................................................   $  543,177           $ 442,704
                                                                                              ==========           =========


                                 LIABILITIES AND EQUITY
CURRENT LIABILITIES:
 Accounts payable..........................................................................   $   29,694           $  28,616
 Accrued liabilities.......................................................................       50,453              35,672
                                                                                              ----------           ---------
   Total current liabilities...............................................................       80,147              64,288

DEFERRED INCOME TAXES......................................................................       37,993              17,157

COMMITMENTS AND CONTINGENCIES

EQUITY:
 Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and
  outstanding at June 30, 2001 and December 31, 2000.......................................            -                   -
 Common stock, $0.01 par value; 50,000,000 shares authorized; 27,157,804 shares issued and
  27,141,676 shares outstanding at June 30, 2001; and 26,494,593 shares issued and
  26,476,817 shares outstanding at December 31, 2000.......................................          272                 265
 Additional paid-in capital................................................................      362,784             349,506
 Retained earnings.........................................................................       61,461              11,532
 Less: Treasury stock, at cost, 16,128 and 17,776 shares at June 30, 2001 and
   December 31, 2000, respectively.........................................................          (40)                (44)
 Accumulated other comprehensive income....................................................          560                   -
                                                                                              ----------           ---------
   Total equity............................................................................      425,037             361,259
                                                                                              ----------           ---------
   Total liabilities and equity............................................................   $  543,177           $ 442,704
                                                                                              ==========           =========


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                       ENDED JUNE 30,
                                                         -------------------------------       -------------------------------
                                                              2001               2000               2001               2000
                                                         ------------       ------------       ------------       ------------
REVENUES...........................................      $     59,500       $     19,145       $    126,953       $     33,012
EXPENSES:
 Lease operating expenses..........................             3,312              2,266              6,003              3,875
 Depreciation, depletion and amortization -                    20,978                                40,320
      natural gas and oil properties...............                                9,879                                17,644
 Depreciation and amortization - other.............               106                 75                202                144
 General and administrative........................             2,218              1,602              4,750              3,100
                                                         ------------       ------------       ------------       ------------
   Total expenses..................................            26,614             13,822             51,275             24,763
                                                         ------------       ------------       ------------       ------------

INCOME FROM OPERATIONS.............................            32,886              5,323             75,678              8,249
OTHER INCOME (EXPENSE):
 Interest income...................................             1,249                 69              2,594                313
 Interest expense, net.............................              (102)              (153)              (258)              (237)
                                                         ------------       ------------       ------------       ------------
   Total other income (expense)....................             1,147                (84)             2,336                 76
                                                         ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES.........................            34,033              5,239             78,014              8,325
INCOME TAX PROVISION...............................            12,252                  -             28,085                  -
                                                         ------------       ------------       ------------       ------------
NET INCOME.........................................      $     21,781       $      5,239       $     49,929       $      8,325
                                                         ============       ============       ============       ============


NET INCOME PER COMMON SHARE:
 Basic.............................................      $       0.80       $       0.26       $       1.85       $       0.41
                                                         ============       ============       ============       ============
 Diluted...........................................      $       0.77       $       0.24       $       1.76       $       0.39
                                                         ============       ============       ============       ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING:
 Basic.............................................            27,132             20,521             26,953             20,469
                                                         ============       ============       ============       ============
 Diluted...........................................            28,427             21,771             28,295             21,539
                                                         ============       ============       ============       ============


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                        FOR THE SIX MONTHS
                                                                                                           ENDED JUNE 30,
                                                                                                 ----------------------------------
                                                                                                    2001                    2000
                                                                                                 ----------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..........................................................................            $  49,929               $  8,325
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation, depletion and amortization...........................................               40,522                 17,788
  Deferred income tax expense........................................................               28,085                      -
  Other..............................................................................                  718                      -
 Change in components of working capital:
  Accounts receivable................................................................                8,874                 (8,219)
  Accounts payable and accrued liabilities...........................................               12,958                  4,158
  Other current assets and other.....................................................                4,793                    616
                                                                                                 ---------               --------
     Net cash provided by operating activities.......................................              145,879                 22,668

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas properties..............................................................             (139,085)               (67,248)
 Change in property related payables.................................................                2,901                 12,016
 Purchases of other property and equipment...........................................                 (481)                  (989)
 Purchases of short-term investments.................................................              (26,655)                     -
 Sales of short-term investments.....................................................               37,243                      -
 Proceeds from sale of natural gas and oil assets....................................                    -                  1,382
                                                                                                 ---------               --------
     Net cash used in investing activities...........................................             (126,077)               (54,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings............................................................                    -                 12,000
 Proceeds from exercise of stock options.............................................                5,882                  1,111
                                                                                                 ---------               --------
     Net cash provided by financing activities.......................................                5,882                 13,111
                                                                                                 ---------               --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................               25,684                (19,060)
CASH AND CASH EQUIVALENTS, beginning of year.........................................               63,910                 20,452
                                                                                                 ---------               --------
CASH AND CASH EQUIVALENTS, end of period.............................................            $  89,594               $  1,392
                                                                                                 =========               ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest, net of amounts capitalized.................................             $     147               $     69
 Cash paid for income taxes.........................................................             $       -               $      -


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2001


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

2. EARNINGS PER SHARE

  The basic and diluted net income per common share calculations are based on the following information (in thousands, except per share amounts):

                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                      -----------------------      -----------------------
                                                                        2001           2000          2001           2000
                                                                      ---------      --------      --------      ---------
Numerator:
 Net income.....................................................        $21,781       $ 5,239       $49,929        $ 8,325
                                                                        =======       =======       =======        =======
Denominator:
 Basic weighted average number of shares........................         27,132        20,521        26,953         20,469
                                                                        =======       =======       =======        =======
 Dilutive securities:
  Stock options.................................................          1,295         1,250         1,342          1,070
                                                                        -------       -------       -------        -------
 Diluted adjusted weighted average number of shares and assumed
  conversions...................................................         28,427        21,771        28,295         21,539
                                                                        =======       =======       =======        =======

Net income per common share:
 Basic..........................................................        $  0.80       $  0.26       $  1.85        $  0.41
                                                                        =======       =======       =======        =======
 Diluted........................................................        $  0.77       $  0.24       $  1.76        $  0.39
                                                                        =======       =======       =======        =======

3. CREDIT FACILITY

  On July 18, 2001, the Company renewed its existing $75.0 million credit facility ("Credit Facility") on an unsecured basis for another 364-day term. The Company's borrowing base is currently set at a nominal $30.0 million in order to minimize fees associated with this commitment. The borrowing base is redetermined no more than once during any six-month period. The Credit Facility contains various covenants and restrictive provisions. It also requires the Company to maintain certain financial covenants, including the ratio of consolidated current assets to consolidated current liabilities, other than debt and hedging-related liabilities, as of the end of each fiscal quarter so that it is not less than 1.00 to 1.00 and the ratio of EBITDAX, as defined, to consolidated interest expense so that it is not less than 3.0 to 1.0 for any period of four consecutive fiscal quarters. At June 30, 2001, the Company had no outstanding borrowings under the Credit Facility.

4. DERIVATIVES AND HEDGING

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be realized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001.

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

  Based upon the Company's assessment of its derivative contracts at June 30, 2001, it reported (i) a net current asset of $0.9 million and (ii) accumulated other comprehensive income of $0.6 million, net of income taxes of $0.3 million. The time value component of the derivatives recognized in earnings was a loss of $0.4 million in the second quarter of 2001 and zero in the first six months of 2001. In connection with monthly settlements, the Company recognized net hedging losses of $2.1 million and $18.7 million in the second quarter and first six months of 2001, respectively.

  Historically, Spinnaker has utilized collar arrangements to reduce its exposure to fluctuations in natural gas and oil prices. As of June 30, 2001, the Company's natural gas collar arrangements for July through November 2001 included daily volumes of 50,000 MMBtus at an average New York Mercantile Exchange ("NYMEX") floor price of $3.00 per MMBtu and ceiling price of $4.72 per MMBtu. Subsequent to June 30, 2001, the Company's collar arrangements for July and August settled within the NYMEX floor and ceiling prices.

   In August 2001, the Company terminated all of its open natural gas collar arrangements and simultaneously executed natural gas swap contracts. Spinnaker used its net proceeds from these transactions to increase the weighted average swap prices as described below. The early termination and settlement of the aforementioned collar arrangements do not impact earnings.

   Swap contracts reduce the Company's exposure to fluctuations in natural gas prices and achieve a more predictable cash flow for the volumes hedged. The Company's natural gas swap contracts on average daily volumes are as follows:

   . 50,000 MMBtus at a weighted average price of $3.31 per MMBtu in the third quarter of 2001 (September only);

   . 39,891 MMBtus at a weighted average price of $3.35 per MMBtu in the fourth quarter of 2001; and

   .  20,000 MMBtus at an average price of $3.58 per MMBtu in 2002.

5. COMPREHENSIVE INCOME

  Comprehensive income was $27.0 million and $58.9 million in the second quarter and first six months of 2001, respectively. Comprehensive income includes accumulated other comprehensive income of $5.2 million and $9.0 million related to derivatives and hedging activities in the second quarter and first six months of 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Cautionary Statement About Forward-Looking Statements

  Some of the information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update such forward-looking statements. These forward-looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. These future events include the following matters:

  .  financial position;
  .  business strategy;
  .  budgets;
  . amount, nature and timing of capital expenditures, including future development costs;
  .  drilling of wells;
  .  natural gas and oil reserves;
  .  timing and amount of future production of natural gas and oil;
  .  operating costs and other expenses;
  .  cash flow and anticipated liquidity;
  . prospect development and property acquisitions; and . marketing of natural gas and oil.

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

OVERVIEW

  Performance highlights for the three and six months ended June 30, 2001 included the following:

 Three Months Ended June 30, 2001 as Compared to the Three Months Ended June 30, 2000

  . Production of 13.6 billion cubic feet gas equivalent ("Bcfe"), up 127 percent;
  .  Revenues of $59.5 million, up 211 percent;
  .  Income from operations of $32.9 million, up 518 percent;
  . Net income of $21.8 million, up 316 percent; and . Net cash flow from operations, before working capital changes, of
     $56.2 million, up 270 percent.

 Six Months Ended June 30, 2001 as Compared to the Six Months Ended June 30,
 2000

  .  Production of 26.0 Bcfe, up 139 percent;
  .  Revenues of $127.0 million, up 285 percent;
  .  Income from operations of $75.7 million, up 817 percent;
  . Net income of $49.9 million, up 500 percent; and . Net cash flow from operations, before working capital changes, of
     $119.3 million, up 357 percent.

  Spinnaker's results of operations and financial position were significantly impacted by increased natural gas production and prices in the first six months of 2001. Natural gas revenues increased $108.9 million and natural gas production volumes increased 14.8 Bcf, contributing $77.4 million of the increase in natural gas revenues. This volume increase was primarily due to wells on five new blocks which commenced production subsequent to the second quarter of 2000. Average natural gas price increases contributed $31.5 million of the increase in natural gas revenues.

  The Company had $101.4 million in cash, cash equivalents and short-term investments at June 30, 2001. In addition, the Company had no debt at June 30, 2001.

RESULTS OF OPERATIONS

  The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                            -----------------------------       -----------------------------
                                                                2001              2000              2001              2000
                                                            -----------       -----------       -----------       -----------
PRODUCTION:
 Natural gas (MMcf)...................................         13,120             5,723            25,089            10,279
 Oil and condensate (MBbls)...........................             72                41               149                99
  Total (MMcfe).......................................         13,553             5,968            25,983            10,872

REVENUES (IN THOUSANDS):
 Natural gas..........................................        $60,094           $20,920          $141,549           $32,659
 Oil and condensate...................................          1,924             1,136             4,087             2,756
 Net hedging losses...................................         (2,083)           (2,911)          (18,683)           (2,403)
 Other................................................           (435)                -                 -                 -
                                                              -------           -------          --------           -------
  Total...............................................        $59,500           $19,145          $126,953           $33,012

AVERAGE SALES PRICE PER UNIT:
 Natural gas revenues from production (per Mcf).......        $  4.58           $  3.66          $   5.64           $  3.18
 Effects of hedging activities (per Mcf)..............          (0.16)            (0.45)            (0.74)            (0.17)
                                                              -------           -------          --------           -------
  Average price (per Mcf).............................        $  4.42           $  3.21          $   4.90           $  3.01

 Oil and condensate revenues from production
    (per Bbl).........................................        $ 26.62           $ 27.76          $  27.42           $ 27.86
 Effects of hedging activities (per Bbl)..............              -             (9.34)                -             (7.28)
                                                              -------           -------          --------           -------
  Average price (per Bbl).............................        $ 26.62           $ 18.42          $  27.42           $ 20.58

 Total revenues from production (per Mcfe)............        $  4.58           $  3.70          $   5.61           $  3.26
 Effects of hedging activities (per Mcfe).............          (0.16)            (0.49)            (0.72)            (0.22)
                                                              -------           -------          --------           -------
  Total average price (per Mcfe)......................        $  4.42           $  3.21          $   4.89           $  3.04


EXPENSES (PER MCFE):
 Lease operating expenses.............................        $  0.24           $  0.38          $   0.23           $  0.36
 Depreciation, depletion and amortization - natural
  gas and oil properties..............................           1.55              1.66              1.55              1.62

INCOME FROM OPERATIONS (IN THOUSANDS).................        $32,886           $ 5,323          $ 75,678           $ 8,249

 Three Months Ended June 30, 2001 as Compared to the Three Months Ended June 30, 2000

  Production increased approximately 7.6 Bcfe in the second quarter of 2001 compared to the second quarter of 2000. Average daily production was 149 million cubic feet gas equivalent ("MMcfe") in the second quarter of 2001 compared to average daily production of 65 MMcfe in the same period of 2000.

  Revenues increased $40.4 million and income from operations increased $27.6 million in the second quarter of 2001 compared to the second quarter of 2000. Excluding the effects of hedging activities, natural gas revenues increased $39.2 million and oil and condensate revenues increased $0.8 million in the second quarter of 2001 compared to the same period in 2000. Net losses associated with natural gas and oil hedging activities decreased $0.4 million in the second quarter of 2001 compared to the same period in 2000.

  Natural gas production volumes increased 7.4 Bcf, contributing $34.1 million of the increase in natural gas revenues, excluding the effects of hedging activities. Average natural gas price increases contributed $5.1 million of the increase in natural gas revenues. Oil and condensate production volumes increased approximately 31 thousand barrels ("MBbls"), contributing $0.9 million of the increase in oil and condensate revenues, offset in part by $0.1 million attributable to the decrease in average oil and condensate prices in the second quarter of 2001 when compared to the same period in 2000. The natural gas and oil volume increases were primarily due to wells on five new blocks which commenced production subsequent to the second quarter of 2000.

  Lease operating expenses increased $1.0 million in the second quarter of 2001 compared to the second quarter of 2000. Of the total increase in lease operating expenses, $0.7 million was attributable to wells on five new blocks which commenced production subsequent to the second quarter of 2000, and $0.5 million was attributable to increased activity on producing blocks, offset in part by $0.2 million due to decreased workover expenses in the second quarter of 2001 compared to the same period in 2000. The lease operating expense rate decreased approximately 36% to $0.24 per thousand cubic feet gas equivalent ("Mcfe") in the second quarter of 2001 compared to the same period in 2000 primarily due to reduced workover activities as well as continued efficiencies gained in core operating areas.

  Depreciation, depletion and amortization ("DD&A") increased $11.1 million in the second quarter of 2001 compared to the second quarter of 2000. The increase in DD&A was primarily attributable to the 7.6 Bcfe increase in production volumes in the second quarter of 2001, contributing $12.6 million of the increase in DD&A, offset in part by $1.5 million related to a decrease in the DD&A rate.

  General and administrative expenses increased $0.6 million in the second quarter of 2001 compared to the second quarter of 2000. The increase in general and administrative expenses was primarily due to increased employment-related costs associated with personnel additions subsequent to the second quarter of 2000.

  Interest income increased $1.2 million in the second quarter of 2001 compared to the second quarter of 2000 primarily due to investment income associated with proceeds from the Company's public offering of Common Stock completed on August 16, 2000.

  An income tax provision of $12.3 million was recorded in the second quarter of 2001. No income tax provision was recorded in the second quarter of 2000 due to the availability of net operating loss carryforwards not previously benefited that offset estimated taxable income in 2000.

  The Company recognized net income of $21.8 million, or $0.80 per basic share and $0.77 per diluted share, in the second quarter of 2001 compared to net income of $5.2 million, or $0.26 per basic share and $0.24 per diluted share, in the second quarter of 2000.

 Six Months Ended June 30, 2001 as Compared to the Six Months Ended June 30,
 2000

  Production increased approximately 15.1 Bcfe in the first six months of 2001 compared to the first six months of 2000. Average daily production was 144 MMcfe in the first six months of 2001 compared to average daily production of 60 MMcfe in the first six months of 2000.

  Revenues increased $93.9 million and income from operations increased $67.4 million in the first six months of 2001 compared to the first six months of 2000. Excluding the effects of hedging activities, natural gas revenues increased $108.9 million and oil and condensate revenues increased $1.3 million in the first six months of 2001 compared to the same period in 2000. Net losses associated with natural gas and oil hedging activities increased $16.3 million in the first six months of 2001 compared to the same period in 2000.

  Natural gas production volumes increased 14.8 Bcf, contributing $77.4 million of the increase in natural gas revenues, excluding the effects of hedging activities. Average natural gas price increases contributed $31.5 million of the increase in natural gas revenues. Oil and condensate production volumes increased approximately 50 MBbls, contributing $1.4 million of the increase in oil and condensate revenues, offset in part by $0.1 million attributable to the decrease in average oil and condensate prices in the first six months of 2001 compared to the same period in 2000. The natural gas and oil volume increases were primarily due to wells on five new blocks which commenced production subsequent to the second quarter of 2000.

  Lease operating expenses increased $2.1 million in the first six months of 2001 compared to the first six months of 2000. Of the total increase in lease operating expenses, $1.8 million was attributable to wells on five new blocks which commenced production subsequent to the second quarter of 2000, and $0.4 million was attributable to increased activity on producing blocks, offset in part by $0.1 million due to decreased workover expenses in the first six months of 2001 compared to the same period in 2000. The lease operating expense rate decreased approximately 35% to $0.23 per Mcfe in the first six months of 2001 compared to the same period in 2000 primarily due to reduced workover activities as well as continued efficiencies gained in core operating areas.

  DD&A increased $22.7 million in the first six months of 2001 compared to the first six months of 2000. The increase in DD&A was primarily attributable to the
15.1 Bcfe increase in production volumes in the first six months of 2001, contributing $24.5 million of the increase in DD&A, offset in part by $1.8 million related to a decrease in the DD&A rate.

  General and administrative expenses increased $1.7 million in the first six months of 2001 compared to the first six months of 2000. The increase in general and administrative expenses was primarily due to increased employment-related costs associated with personnel additions subsequent to the first six months of 2000, including increased payroll taxes associated with stock option exercises during the first six months of 2001.

  Interest income increased $2.3 million in the first six months of 2001 compared to the first six months of 2000 primarily due to investment income associated with proceeds from the Company's public offering of Common Stock completed on August 16, 2000.

  An income tax provision of $28.1 million was recorded in the first six months of 2001. No income tax provision was recorded in the first six months of 2000 due to the availability of net operating loss carryforwards not previously benefited that offset estimated taxable income in 2000.

  The Company recognized net income of $49.9 million, or $1.85 per basic share and $1.76 per diluted share, in the first six months of 2001 compared to net income of $8.3 million, or $0.41 per basic share and $0.39 per diluted share, in the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has experienced and expects to continue to experience substantial capital requirements, primarily due to its active exploration and development programs in the Gulf of Mexico. Capital expenditures in 1999, 2000 and the first six months of 2001 were $85.1 million, $163.7 million and $136.7 million, respectively. Spinnaker has capital expenditure plans for 2001 totaling approximately $260 million. While the Company believes that working capital, cash flows from operations and available borrowings under its $75.0 million Credit Facility will be sufficient to meet its capital requirements through the end of 2001, additional financing may be required in the future to fund its growth and exploration and development programs. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

  Cash and cash equivalents increased $25.7 million to $89.6 million at June 30, 2001 from $63.9 million at December 31, 2000. The Company also has $11.8 million of highly liquid investments in commercial paper that have maturity dates greater than three months. The increase in cash and cash equivalents resulted from $145.9 million provided by operating activities and $5.9 million provided by financing activities, offset in part by $126.1 million used in investing activities.

  The Company has a $75.0 million Credit Facility with two banks that expires in July 2002. Spinnaker and the banks have agreed to a nominal $30.0 million borrowing base in order to minimize fees associated with the commitment. The Company believes this borrowing base is adequate given the Company's cash and cash equivalents, short-term investments and cash flow from operations. Management believes that the borrowing base can be increased substantially based on current natural gas and oil reserves and current commodity prices.

OPERATING ACTIVITIES

  Net cash of $145.9 million was provided by operating activities in the first six months of 2001, primarily as a result of increases in natural gas production and prices. Cash flow from operations will depend on the Company's ability to increase production through its exploration and development programs and the prices of natural gas and oil. The Company has made significant investments to expand its operations in the Gulf of Mexico. These investments have resulted in an increase in the Company's daily production. The Company expects higher production during the remainder of 2001 as recent discoveries commence production. However, the Company can provide no assurance that production volumes and pricing in 2001 will achieve expectations.

  The Company sells its natural gas and oil production under price sensitive or market price contracts. From time to time, the Company enters into hedging arrangements to reduce exposure to fluctuations in natural gas and oil prices.

However, these contracts also limit the benefits the Company would realize if prices increase. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

  The Company's cash flow from operations also depends on its ability to manage working capital, including accounts receivable, accounts payable and accrued liabilities. The decrease in accounts receivable of $8.9 million was primarily due to a decrease in accrued natural gas and oil revenues of $13.9 million largely as a result of a decrease in natural gas prices since December 2000, partially offset by an increase in joint interest billings and other receivables of $5.0 million due to higher activity levels associated with wells operated by the Company. The increases in accounts payable and accrued liabilities were primarily due to costs associated with increased drilling and development activities during the first six months of 2001 compared to the end of 2000.

INVESTING ACTIVITIES

  Net cash of $126.1 million used in investing activities in the first six months of 2001 included net oil and gas property capital expenditures of $136.2 million and purchases of other property and equipment of $0.5 million. The Company also purchased short-term investments of $26.6 million and sold short-term investments of $37.2 million.

  The Company drilled 19 exploratory wells in the first six months of 2001, 13 of which were successful. In 2000, the Company drilled 28 exploratory wells, 16 of which were successful. Since inception, the Company has drilled 78 exploratory wells, 50 of which were successful, representing a success rate of approximately 64%.

  The 2001 budget includes development costs that are contingent on the success of future exploratory drilling. The Company does not anticipate that budgeted leasehold acquisition activities will include the acquisition of producing properties. The Company does not anticipate any significant abandonment or dismantlement costs in 2001. Spinnaker has capital expenditure plans for 2001 totaling approximately $260 million, primarily for costs related to exploration and development programs. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, natural gas and oil prices, the availability of capital, industry conditions, decisions of operators and other prospect owners and the prices of drilling rig day rates and other oilfield goods and services.

FINANCING ACTIVITIES

  Net cash of $5.9 million was provided by financing activities in the first six months of 2001. These proceeds related to stock option exercises.

  On July 18, 2001, the Company renewed its existing $75.0 million Credit Facility on an unsecured basis for another 364-day term. The Company's borrowing base is currently set at a nominal $30.0 million in order to minimize fees associated with this commitment. The borrowing base is redetermined no more than once during any six-month period. At June 30, 2001, the Company had no outstanding borrowings under the Credit Facility. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility is a fluctuating rate of interest equal to the higher of either the Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5 percent per annum. At June 30, 2001, the Company had no outstanding borrowings under the Credit Facility.

  The Credit Facility contains various covenants and restrictive provisions. It also requires the Company to maintain certain financial covenants, including the ratio of consolidated current assets to consolidated current liabilities, other than debt and hedging-related liabilities, as of the end of each fiscal quarter so that it is not less than 1.00 to 1.00 and the ratio of EBITDAX, as defined, to consolidated interest expense so that it is not less than 3.0 to 1.0 for any period of four consecutive fiscal quarters.

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

 Commodity Price Risk

  The Company's revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. The Company sells its natural gas and oil production under price sensitive or market price contracts. From time to time, Spinnaker enters into hedging arrangements to reduce exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. However, these contracts also limit the benefits the Company would realize if prices increase. These financial arrangements are placed with major financial institutions the Company believes represent minimum credit risks. Under its current hedging practice, the Company does not hedge more than 50 percent of its production quantities without the prior approval of the risk management committee.

  Historically, Spinnaker has utilized collar arrangements to reduce its exposure to fluctuations in natural gas and oil prices. As of June 30, 2001, the Company's natural gas collar arrangements for July through November 2001 included daily volumes of 50,000 MMBtus at an average NYMEX floor price of $3.00 per MMBtu and ceiling price of $4.72 per MMBtu. Collar arrangements settle based on the reported settlement price on the NYMEX for the last trading day each month for natural gas. In a collar transaction, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the ceiling price for the transaction. The Company recognizes gains and losses in revenues when the related production occurs. Subsequent to June 30, 2001, the Company's collar arrangements for July and August settled within the NYMEX floor and ceiling prices.

  In August 2001, the Company terminated all of its open natural gas collar arrangements and simultaneously executed natural gas swap contracts. Spinnaker used its net proceeds from these transactions to increase the weighted average swap prices as described below. The early termination and settlement of the aforementioned collar arrangements do not impact earnings.

  Swap contracts reduce the Company's exposure to fluctuations in natural gas prices and achieve a more predictable cash flow for the volumes hedged. The Company's natural gas swap contracts on average daily volumes are as follows:

   . 50,000 MMBtus at a weighted average price of $3.31 per MMBtu in the third quarter of 2001 (September only);

   . 39,891 MMBtus at a weighted average price of $3.35 per MMBtu in the fourth quarter of 2001; and

   .  20,000 MMBtus at an average price of $3.58 per MMBtu in 2002.

The Company's swap contracts will settle based on the reported settlement price on the NYMEX for the last trading day of each month for natural gas. In a swap transaction, the counterparty is required to make a payment to the Company for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. The Company is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be realized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company adopted SFAS No. 133 on January 1, 2001.

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

  Based upon the Company's assessment of its derivative contracts at June 30, 2001, it reported (i) a net current asset of $0.9 million and (ii) accumulated other comprehensive income of $0.6 million, net of income taxes of $0.3 million. The time value component of the derivatives recognized in earnings was a loss of $0.4 million in the second quarter of 2001 and zero in the first six months of 2001. In connection with monthly settlements, the Company recognized net hedging losses of $2.1 million and $18.7 million in the second quarter and first six months of 2001, respectively.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its 2001 Annual Meeting of Stockholders on Tuesday, May 8, 2001. The meeting was held to elect seven directors to serve until the 2002 Annual Meeting of Stockholders, to approve the Spinnaker Exploration Company 2001 Stock Incentive Plan and to ratify the selection of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2001.

  The results of the voting related to the election of the nominees for director were as follows:

                                                 Against or
           Name                    For            Withheld
---------------------------   --------------   --------------
Roger L. Jarvis............     22,876,581        2,799,058
Sheldon R. Erikson.........     25,426,123          249,516
Jeffrey A. Harris..........     24,052,032        1,623,607
Michael E. McMahon.........     25,426,633          249,006
Michael G. Morris..........     25,427,433          248,206
Howard H. Newman...........     24,546,432        1,129,207
Michael E. Wiley...........     25,427,433          248,206

  Stockholders voted 18,279,883 shares "for" and 5,840,761 votes "against" the proposal to approve the Spinnaker Exploration Company 2001 Stock Incentive Plan, with 3,260 shares abstaining and 1,551,735 broker non-votes. Stockholders voted 25,469,346 shares "for" and 205,498 shares "against" the proposal to ratify the selection of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending December 31, 2001, with 795 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.4.2 Second Amendment to Second Amended and Restated Credit Agreement dated July 18, 2001

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPINNAKER EXPLORATION COMPANY

Date:         August 13, 2001                     By:             /s/  ROBERT M. SNELL
       ----------------------------                      -------------------------------------
                                                                     Robert M. Snell
                                                             Vice President, Chief Financial
                                                                  Officer and Secretary

Date:          August 13, 2001                     By:            /s/  JEFFREY C. ZARUBA
       ----------------------------                      -------------------------------------
                                                                    Jeffrey C. Zaruba
                                                              Vice President, Treasurer and
                                                                   Assistant Secretary

                                 EXHIBIT INDEX



     EXHIBIT
     NUMBER                   DESCRIPTION
     ------                   -----------


   10.4.2  -   Second Amendment to Second Amended and Restated Credit Agreement
               dated as of July 18, 2001