Form 10-Q
period 2001-09-30
SPINNAKER EXPLORATION CO
filed 2001-11-08
CIK 1089697

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-Q


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

  The number of shares outstanding of the registrant's common stock, par value $0.01 per share, on November 7, 2001 was 27,203,743.

================================================================================

                         SPINNAKER EXPLORATION COMPANY
                                   Form 10-Q
            For the Three and Nine Months Ended September 30, 2001


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheets
       September 30, 2001 and December 31, 2000.............................  3

     Consolidated Statements of Operations
       Three and Nine Months Ended September 30, 2001 and 2000..............  4

     Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 2001 and 2000........................  5

     Notes to Interim Consolidated Financial Statements.....................  6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  8

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 13

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K................................. 15

SIGNATURES.................................................................. 16

                         SPINNAKER EXPLORATION COMPANY
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                                              September 30,         December 31,
                                                                                                  2001                  2000
                                                                                             --------------        --------------
                                              ASSETS                                           (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents.................................................................   $      58,883         $      63,910
 Short-term investments....................................................................           2,972                22,387
 Accounts receivable.......................................................................          29,635                45,594
 Hedging assets............................................................................          20,346                     -
 Other.....................................................................................           4,791                 6,402
                                                                                           ----------------      ----------------
   Total current assets....................................................................         116,627               138,293

PROPERTY AND EQUIPMENT:
 Oil and gas, on the basis of full-cost accounting:
  Proved properties........................................................................         507,731               293,002
  Unproved properties and properties under development, not being amortized................          92,961                83,165
 Other.....................................................................................           6,684                 5,642
                                                                                           ----------------      ----------------
                                                                                                    607,376               381,809
 Less - Accumulated depreciation, depletion and amortization...............................        (142,195)              (77,428)
                                                                                           ----------------      ----------------
   Total property and equipment............................................................         465,181               304,381

OTHER ASSETS...............................................................................           3,983                    30
                                                                                           ----------------      ----------------
   Total assets............................................................................   $     585,791         $     442,704
                                                                                           ================      ================


                                              LIABILITIES AND EQUITY
CURRENT LIABILITIES:
 Accounts payable..........................................................................   $      39,893         $      28,616
 Accrued liabilities.......................................................................          49,346                35,672
                                                                                           ----------------      ----------------
   Total current liabilities...............................................................          89,239                64,288

DEFERRED INCOME TAXES......................................................................          44,951                17,157

COMMITMENTS AND CONTINGENCIES

EQUITY:
 Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and
  outstanding at September 30, 2001 and December 31, 2000..................................               -                     -
 Common stock, $0.01 par value; 50,000,000 shares authorized; 27,202,403 shares issued and
  27,186,275 shares outstanding at September 30, 2001; and 26,494,593 shares issued and
  26,476,817 shares outstanding at December 31, 2000.......................................             272                   265
 Additional paid-in capital................................................................         363,616               349,506
 Retained earnings.........................................................................          72,264                11,532
 Less: Treasury stock, at cost, 16,128 and 17,776 shares at September 30, 2001 and
   December 31, 2000, respectively.........................................................             (40)                  (44)
 Accumulated other comprehensive income....................................................          15,489                     -
                                                                                           ----------------      ----------------
   Total equity............................................................................         451,601               361,259
                                                                                           ----------------      ----------------
   Total liabilities and equity............................................................   $     585,791         $     442,704
                                                                                           ================      ================

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                             For the Three Months                     For the Nine Months
                                                              Ended September 30,                     Ended September 30,
                                                    ------------------------------------    ------------------------------------
                                                          2001                2000               2001                 2000
                                                    ---------------      ---------------    ---------------      ---------------
REVENUES...........................................   $      44,818      $        29,755    $       171,771      $       62,767
EXPENSES:
 Lease operating expenses..........................           3,309                2,478              9,312               6,353
 Depreciation, depletion and amortization -
      natural gas and oil properties...............          23,009               11,989             63,329              29,633
 Depreciation and amortization - other.............             131                   79                333                 223
 General and administrative........................           2,219                1,853              6,969               4,953
                                                      -------------      ---------------    ---------------     ---------------
   Total expenses..................................          28,668               16,399             79,943              41,162
                                                      -------------      ---------------    ---------------     ---------------

INCOME FROM OPERATIONS.............................          16,150               13,356             91,828              21,605
OTHER INCOME (EXPENSE):
 Interest income...................................             777                1,016              3,371               1,329
 Interest expense, net.............................             (48)                (377)              (306)               (614)
                                                      -------------      ---------------    ---------------     ---------------
   Total other income (expense)....................             729                  639              3,065                 715
                                                      -------------      ---------------    ---------------     ---------------

INCOME BEFORE INCOME TAXES.........................          16,879               13,995             94,893              22,320
INCOME TAX PROVISION...............................           6,076                5,766             34,161               5,766
                                                      -------------      ---------------    ---------------     ---------------
NET INCOME.........................................   $      10,803      $         8,229    $        60,732     $        16,554
                                                      =============      ===============    ===============     ===============


NET INCOME PER COMMON SHARE:
 Basic.............................................   $        0.40      $          0.35    $          2.25     $          0.77
                                                      =============      ===============    ===============     ===============
 Diluted...........................................   $        0.38      $          0.33    $          2.14     $          0.73
                                                      =============      ===============    ===============     ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING:
 Basic.............................................          27,172               23,414             27,027              21,458
                                                      =============      ===============    ===============     ===============
 Diluted...........................................          28,335               24,917             28,314              22,715
                                                      =============      ===============    ===============     ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                         ---------------------------
                                                                                           2001              2000
                                                                                         ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.........................................................................     $   60,732        $  16,554
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation, depletion and amortization..........................................         63,662           29,856
  Deferred income tax expense.......................................................         34,161            5,766
  Other.............................................................................            (81)               -
 Change in components of working capital:
  Accounts receivable...............................................................         15,959          (16,315)
  Accounts payable and accrued liabilities..........................................         24,565           18,669
  Other current assets and other....................................................          1,641           (3,702)
                                                                                         ----------        ---------
     Net cash provided by operating activities......................................        200,639           50,828

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas properties.............................................................       (223,420)        (128,733)
 Change in property related payables................................................         (6,741)          19,375
 Purchases of other property and equipment..........................................         (1,042)          (1,652)
 Purchases of short-term investments................................................        (29,627)               -
 Sales of short-term investments....................................................         49,042                -
 Proceeds from sale of natural gas and oil assets...................................              -            1,382
                                                                                         ----------        ---------

     Net cash used in investing activities..........................................       (211,788)        (109,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings...........................................................              -           17,000
 Payments on borrowings.............................................................              -          (17,000)
 Proceeds from exercise of stock options............................................          6,122            2,197
 Proceeds from issuance of common stock.............................................              -          138,936
 Common stock issuance costs........................................................              -             (517)
                                                                                         ----------        ---------
     Net cash provided by financing activities......................................          6,122          140,616
                                                                                         ----------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................         (5,027)          81,816
CASH AND CASH EQUIVALENTS, beginning of year........................................         63,910           20,452
                                                                                         ----------        ---------
CASH AND CASH EQUIVALENTS, end of period............................................     $   58,883        $ 102,268
                                                                                         ==========        =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest, net of amounts capitalized.................................     $      171        $     339
 Cash paid for income taxes.........................................................     $        -        $       -


  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY
         Notes to Interim Consolidated Financial Statements (Unaudited)
                               September 30, 2001


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

2.   Earnings Per Share

     The basic and diluted net income per common share calculations are based on the following information (in thousands, except per share amounts):

                                                                 Three Months Ended                     Nine Months Ended
                                                                    September 30,                         September 30,
                                                         ---------------------------------     ---------------------------------
                                                               2001               2000               2001               2000
                                                         --------------     --------------     --------------     --------------
Numerator:
 Net income..............................................    $   10,803       $      8,229      $      60,732      $      16,554
                                                            ===========     ==============     ==============     ==============

Denominator:
 Basic weighted average number of shares.................        27,172             23,414             27,027             21,458
                                                            ===========     ==============     ==============     ==============

 Dilutive securities:
  Stock options..........................................         1,163              1,503              1,287              1,257
                                                            -----------     --------------     --------------     --------------
 Diluted adjusted weighted average number of shares and
  assumed conversions....................................        28,335             24,917             28,314             22,715
                                                            ===========     ==============     ==============     ==============

Net income per common share:
 Basic...................................................    $     0.40       $       0.35      $        2.25      $        0.77
                                                            ===========     ==============     ==============     ==============
 Diluted.................................................    $     0.38       $       0.33      $        2.14      $        0.73
                                                            ===========     ==============     ==============     ==============

3.   Credit Facility

     On July 18, 2001, the Company renewed its existing $75.0 million credit facility ("Credit Facility") on an unsecured basis for another 364-day term. The Company's borrowing base is currently set at a nominal $30.0 million in order to minimize fees associated with this commitment and is redetermined periodically. The Credit Facility contains various financial covenants and restrictive provisions. At September 30, 2001, the Company had no outstanding borrowings under the Credit Facility.

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

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded (i) a net current liability of $41.7 million, representing the fair market value of all derivatives on that date and (ii) a reduction of equity through accumulated other comprehensive income of $27.1 million, representing the intrinsic and time value components of the derivatives as of January 1, 2001, net of income taxes of $14.6 million.

     Based upon the Company's assessment of its derivative contracts at September 30, 2001, it reported (i) a net current asset of $20.3 million and a noncurrent asset of $4.0 million and (ii) accumulated other comprehensive income of $15.5 million, net of income taxes of $8.5 million. The ineffective component of the derivatives recognized in earnings was $0.3 million in the third quarter and the first nine months of 2001. In connection with monthly settlements, the Company recognized net hedging gains of $2.5 million in the third quarter and net hedging losses of $16.2 million in the first nine months of 2001 in revenues. Based on future natural gas prices as of September 30, 2001, $20.3 million is expected to be reclassified to earnings within the next 12 months. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

     Historically, Spinnaker has utilized collar arrangements to reduce its exposure to fluctuations in natural gas and oil prices and achieve a more predictable cash flow for the volumes hedged. In August 2001, the Company effectively closed all of its open natural gas collar arrangements by entering into offsetting collars and simultaneously entered into natural gas swap contracts, where Spinnaker receives a fixed price. The Company used the net gains from closing its collar transactions to increase its weighted average swap prices. The Company also entered into additional fixed price swap contracts for the fourth quarter of 2001 and calendar year 2002 and an additional collar arrangement for October 2001. The Company's commodity price risk management positions on average daily volumes for the fourth quarter of 2001 and full year 2002 are as follows:

      Natural Gas Swap Contracts

      . 103,207 MMBtus at a weighted average price of $3.06 per MMBtu in the fourth quarter of 2001; and

      . 65,000 MMBtus at an average price of $3.60 per MMBtu for the period January through December 2002.

      Natural Gas Collar Arrangements

      . 15,000 MMBtus at a NYMEX floor price of $3.00 per MMBtu and ceiling price of $3.43 per MMBtu in October 2001.

In addition to the above collar, the Company had offsetting collar positions at September 30, 2001 for October and November production that have settled in the fourth quarter.

5.   Comprehensive Income

     Comprehensive income was $28.3 million and $87.2 million in the third quarter and the first nine months of 2001, respectively. Comprehensive income includes accumulated other comprehensive income of $17.5 million and $26.5 million related to derivatives and hedging activities in the third quarter and the first nine months of 2001, respectively.

6.   New Accounting Principle

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Spinnaker is currently evaluating the effect of adopting SFAS No.
143. The SFAS is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company expects to adopt SFAS No. 143 effective January 1, 2003.

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

General

     Spinnaker is an independent energy company engaged in the exploration, development and production of natural gas and oil in the U.S. Gulf of Mexico. The Company's operating results depend substantially on the success of its exploratory drilling program and the prices of natural gas and oil. Revenues, profitability and future growth rates also substantially depend on factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets historically have been very volatile, and natural gas and oil prices may fluctuate widely in the future. Sustained periods of low prices for natural gas and oil could materially and adversely affect the Company's financial position, its results of operations, the quantities of natural gas and oil reserves that it can economically produce and its access to capital.

Overview

     Performance highlights for the three and nine months ended September 30, 2001 included the following:

 Three Months Ended September 30, 2001 as Compared to the Three Months Ended September 30, 2000

     . Production of 14.2 billion cubic feet gas equivalent ("Bcfe"), up 77 percent;
     .  Revenues of $44.8 million, up 51 percent;
     .  Income from operations of $16.2 million, up 21 percent;
     . Net income of $10.8 million, up 31 percent; and . Net cash flow from operations, before working capital changes, of $39.2 million, up 50 percent.

 Nine Months Ended September 30, 2001 as Compared to the Nine Months Ended September 30, 2000

     .  Production of 40.2 Bcfe, up 113 percent;
     .  Revenues of $171.8 million, up 174 percent;
     .  Income from operations of $91.8 million, up 325 percent;
     . Net income of $60.7 million, up 267 percent; and . Net cash flow from operations, before working capital changes, of $158.5 million, up 204 percent.

     Spinnaker's results of operations and financial position were significantly impacted by increased natural gas production and higher average natural gas prices in the first nine months of 2001 compared to the same period in 2000. Natural gas revenues increased $113.8 million in the first nine months of 2001. Natural gas production volumes increased 20.8 Bcf, contributing $106.5 million of the increase in natural gas revenues. This volume increase was primarily due to wells on seven new blocks which commenced production subsequent to the third quarter of 2000. Average natural gas price increases contributed $7.3 million of the increase in natural gas revenues.

     The Company had $61.9 million in cash, cash equivalents and short-term investments at September 30, 2001. In addition, the Company had no debt at September 30, 2001.

Results of Operations

     The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:

                                                                      Three Months Ended                       Nine Months Ended
                                                                        September 30,                            September 30,
                                                           -------------------------------------      ------------------------------
                                                                  2001                2000               2001              2000
                                                           ----------------     ----------------   ----------------   --------------
Production:
 Natural gas (MMcf)...................................           13,747             7,729             38,836             18,008
 Oil and condensate (MBbls)...........................               81                50                230                149
  Total (MMcfe).......................................           14,235             8,029             40,218             18,901

Revenues (in thousands):
 Natural gas..........................................   $       39,945    $       35,043     $      181,494      $      67,702
 Oil and condensate...................................            2,083             1,475              6,170              4,231
 Net hedging gains (losses)...........................            2,465            (6,763)           (16,218)            (9,166)
 Other................................................              325                 -                325                  -
                                                       ----------------  ----------------   ----------------   ----------------
  Total...............................................   $       44,818    $       29,755     $      171,771      $      62,767

Average sales price per unit:
 Natural gas revenues from production (per Mcf).......   $         2.91    $         4.53     $         4.67      $        3.76
 Effects of hedging activities (per Mcf)..............             0.17             (0.80)             (0.41)             (0.44)
                                                       ----------------  ----------------   ----------------   ----------------
  Average price (per Mcf).............................   $         3.08    $         3.73     $         4.26      $        3.32

 Oil and condensate revenues from production
    (per Bbl).........................................   $        25.66    $        29.61     $        26.80      $       28.44
 Effects of hedging activities (per Bbl)..............                -            (11.65)                 -              (8.74)
                                                       ----------------  ----------------   ----------------   ----------------
  Average price (per Bbl).............................   $        25.66    $        17.96     $        26.80      $       19.70

 Total revenues from production (per Mcfe)............   $         2.95    $         4.55     $         4.67      $        3.81
 Effects of hedging activities (per Mcfe).............             0.18             (0.84)             (0.41)             (0.49)
                                                       ----------------  ----------------   ----------------   ----------------
  Total average price (per Mcfe)......................   $         3.13    $         3.71     $         4.26      $        3.32

Expenses (per Mcfe):
 Lease operating expenses.............................   $         0.23    $         0.31     $         0.23      $        0.34
 Depreciation, depletion and amortization - natural
  gas and oil properties..............................             1.62              1.49               1.57               1.57

Income from operations (in thousands).................   $       16,150    $       13,356     $       91,828      $      21,605

 Three Months Ended September 30, 2001 as Compared to the Three Months Ended September 30, 2000

  Production increased approximately 6.2 Bcfe in the third quarter of 2001 compared to the third quarter of 2000. Average daily production was 155 million cubic feet gas equivalent ("MMcfe") compared to 87 MMcfe.

  Revenues increased $15.1 million in the third quarter of 2001 compared to the third quarter of 2000. Excluding the effects of hedging activities, natural gas revenues increased $4.9 million and oil and condensate revenues increased $0.6 million. Hedging activities improved revenues by $9.6 million when compared to the third quarter of 2000.

  Natural gas production volumes increased 6.0 Bcf, contributing $26.2 million of the increase in natural gas revenues, excluding the effects of hedging activities, offset in part by $21.3 million related to decreases in average natural gas prices in the third quarter of 2001 compared to the same period in 2000. Oil and condensate production volumes increased 31 thousand barrels ("MBbls"), contributing $0.7 million of the increase in oil and condensate revenues, offset in part by $0.1 million related to decreases in average oil and condensate prices. The natural gas and oil volume increases were primarily due to wells on six new blocks which commenced production subsequent to the third quarter of 2000.

  Lease operating expenses increased $0.8 million in the third quarter of 2001 compared to the third quarter of 2000. Of the total increase in lease operating expenses, $0.5 million was attributable to wells on six new blocks which commenced production subsequent to the third quarter of 2000, and a net $0.3 million was primarily related to increased workover activities in the third quarter of 2001. The lease operating expense rate decreased approximately 25% to $0.23 per thousand cubic feet gas equivalent ("Mcfe") in the third quarter of 2001 compared to the same period in 2000 primarily due to continued efficiencies gained in core operating areas.

  Depreciation, depletion and amortization ("DD&A") increased $11.1 million in the third quarter of 2001 compared to the third quarter of 2000. The change in DD&A was attributable to an increase in production of 6.2 Bcfe and a higher DD&A rate, which impacted DD&A by $9.3 million and $1.8 million, respectively.

  General and administrative expenses increased $0.4 million in the third quarter of 2001 compared to the third quarter of 2000. The increase in general and administrative expenses was primarily due to employment-related costs associated with personnel additions subsequent to the third quarter of 2000.

  The Company recognized net income of $10.8 million, or $0.40 per basic share and $0.38 per diluted share, in the third quarter of 2001 compared to net income of $8.2 million, or $0.35 per basic share and $0.33 per diluted share, in the third quarter of 2000.

 Nine Months Ended September 30, 2001 as Compared to the Nine Months Ended September 30, 2000

  Production increased approximately 21.3 Bcfe in the first nine months of 2001 compared to the same period in 2000. Average daily production was 147 MMcfe compared to 69 MMcfe.

  Revenues increased $109.0 million in the first nine months of 2001 compared to the same period in 2000. Excluding the effects of hedging activities, natural gas revenues increased $113.8 million and oil and condensate revenues increased $1.9 million. Net hedging losses increased in the first nine months of 2001, reducing revenues by $6.7 million.

  Natural gas production volumes increased 20.8 Bcf, contributing $106.5 million of the increase in natural gas revenues, excluding the effects of hedging activities, and an increase in average natural gas prices contributed $7.3 million of the increase in natural gas revenues in the first nine months of 2001 compared to the same period in 2000. Oil and condensate production volumes increased 81 MBbls, contributing $2.1 million of the increase in oil and condensate revenues, offset in part by $0.2 million related to the decrease in average oil and condensate prices. The natural gas and oil volume increases were primarily due to wells on seven new blocks which commenced production subsequent to the third quarter of 2000.

  Lease operating expenses increased $3.0 million in the first nine months of 2001 compared to the same period in 2000. Of the total increase in lease operating expenses, $1.5 million was attributable to wells on seven new blocks which commenced production subsequent to the third quarter of 2000, and a net $1.5 million was primarily related to increased production in the first nine months of 2001 on existing blocks. The lease operating expense rate decreased approximately 31% to $0.23 per Mcfe primarily due to continued efficiencies gained in core operating areas.

   DD&A increased $33.8 million in the first nine months of 2001 compared to the same period in 2000. The change in DD&A was primarily attributable to an increase in production of 21.3 Bcfe.

  General and administrative expenses increased $2.0 million in the first nine months of 2001 compared to the same period in 2000. The increase in general and administrative expenses was primarily due to increased employment-related costs associated with personnel additions subsequent to September 30, 2000, including increased payroll taxes associated with stock option exercises.

  Interest income increased $2.0 million in the first nine months of 2001 compared to the same period in 2000 primarily due to investment income associated with proceeds from the Company's public offering of common stock completed on August 16, 2000.

  The Company recognized net income of $60.7 million, or $2.25 per basic share and $2.14 per diluted share, in the first nine months of 2001 compared to net income of $16.6 million, or $0.77 per basic share and $0.73 per diluted share, in the same period in 2000.

Liquidity and Capital Resources

  The Company has experienced and expects to continue to experience substantial capital requirements, primarily due to its active exploration and development programs in the Gulf of Mexico. Capital expenditures in 1999, 2000 and the first nine months of 2001 were $85.1 million, $163.7 million and $231.2 million, respectively. Spinnaker has capital expenditure plans for 2001 totaling approximately $275 million. While the Company believes that working capital, cash flows from operations and available borrowings under its $75.0 million Credit Facility will be sufficient to meet its capital requirements through the end of 2001, additional financing may be required in the future to fund its growth and exploration and development programs. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

  Cash and cash equivalents decreased $5.0 million to $58.9 million at September 30, 2001 from $63.9 million at December 31, 2000. The Company also has $3.0 million of highly liquid investments in commercial paper that have maturity dates greater than three months. The decrease in cash and cash equivalents resulted from $211.7 million used in investing activities, offset in part by $200.6 million provided by operating activities and $6.1 million provided by financing activities.

   On October 26, 2001, Spinnaker filed a shelf registration statement with the Securities and Exchange Commission ("SEC") relating to the potential public offer and sale by the Company or its affiliates of up to $300 million of any combination of debt securities, preferred stock, common stock, warrants, stock purchase contracts and trust preferred securities from time to time. The shelf registration statement has been declared effective by the SEC and allows Spinnaker to register the offer and sale of the securities in advance in order to provide the Company with the flexibility to sell the securities when market conditions are favorable or when financing needs arise.

  The Company has a $75.0 million Credit Facility with two banks that expires in July 2002. Spinnaker and the banks have agreed to a nominal $30.0 million borrowing base in order to minimize fees associated with the commitment. The Company believes this borrowing base is adequate given the Company's cash and cash equivalents, short-term investments and cash flow from operations. Management believes that the borrowing base can be increased substantially based on current natural gas and oil reserves.

 Operating Activities

  Net cash of $200.6 million was provided by operating activities in the first nine months of 2001, primarily as a result of increases in natural gas production and average prices. Cash flow from operations will depend on the Company's ability to increase production through its exploration and development programs and the prices of natural gas and oil. The Company has made significant investments to expand its operations in the Gulf of Mexico. These investments have resulted in an increase in the Company's daily production.

  The Company sells its natural gas and oil production under fixed or floating market price contracts. From time to time, the Company enters into hedging arrangements to reduce its exposure to fluctuations in natural gas and oil prices and achieve a more predictable cash flow for volumes hedged. However, these contracts also limit the benefits the Company would realize if prices increase. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

  The Company's cash flow from operations also depends on its ability to manage working capital, including accounts receivable, accounts payable and accrued liabilities. The decrease in accounts receivable of $16.0 million was primarily due to a decrease in accrued natural gas and oil revenues of $20.2 million as a result of lower natural gas prices at September 30, 2001 compared to December 2000, partially offset by an increase in joint interest billings and other receivables of $4.2 million due to higher activity levels associated with wells operated by the Company. The increases in accounts payable and accrued liabilities were primarily due to costs associated with increased drilling and development activities during the first nine months of 2001 compared to the end of 2000.

 Investing Activities

  Net cash of $211.7 million used in investing activities in the first nine months of 2001 included net oil and gas property capital expenditures of $230.1 million and purchases of other property and equipment of $1.0 million. The Company also purchased short-term investments of $29.6 million and sold short-term investments of $49.0 million.

  The Company drilled 25 exploratory wells in the first nine months of 2001, 15 of which were successful. In 2000, the Company drilled 28 exploratory wells, 16 of which were successful. Since inception and through September 30, 2001, the Company has drilled 84 exploratory wells, 52 of which were successful, representing a success rate of approximately 62%.

  The Company has capital expenditure plans for 2001 totaling approximately $275 million, primarily for costs related to exploration and development programs. The 2001 budget includes development costs that are contingent on the success of exploratory drilling. Spinnaker does not anticipate that budgeted leasehold acquisition activities will include the acquisition of producing properties. The Company does not anticipate any significant abandonment or dismantlement costs in 2001. Actual levels of capital expenditures may vary due to many factors, including drilling results, natural gas and oil prices, the availability of capital, industry conditions, decisions of operators and other prospect owners and the prices of drilling rig day rates and other oilfield goods and services.

  Financing Activities

     Net cash of $6.1 million was provided by financing activities in the first nine months of 2001. These proceeds related to stock option exercises.

     On July 18, 2001, the Company renewed its existing $75.0 million Credit Facility on an unsecured basis for another 364-day term. The Company's borrowing base is currently set at a nominal $30.0 million in order to minimize fees associated with this commitment and is redetermined periodically. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility is a fluctuating rate of interest equal to the higher of either the Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5 percent per annum. The Credit Facility contains various financial covenants and restrictive provisions. At September 30, 2001, the Company was in compliance with the covenants and had no outstanding borrowings under the Credit Facility.

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

  Commodity Price Risk

     The Company's revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. The Company sells its natural gas and oil production under fixed or floating market price contracts. Spinnaker enters into hedging arrangements to reduce its exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. However, these contracts also limit the benefits the Company would realize if prices increase. These financial arrangements take the form of natural gas swap contracts or costless collars and are placed with major financial institutions the Company believes represent minimum credit risks. Under its current hedging practice, the Company does not hedge more than 50 percent of its production quantities without the prior approval of the risk management committee.

     Historically, Spinnaker has utilized collar arrangements to reduce its exposure to fluctuations in natural gas and oil prices and achieve a more predictable cash flow for the volumes hedged. In August 2001, the Company effectively closed all of its open natural gas collar arrangements by entering into offsetting collars and simultaneously entered into natural gas swap contracts, where Spinnaker receives a fixed price. The Company used the net gains from closing its collar transactions to increase its weighted average swap prices. The Company also entered into additional fixed price swap contracts for the fourth quarter of 2001 and calendar year 2002 and an additional collar arrangement for October 2001.

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

     The Company's commodity price risk management positions on average daily volumes for the fourth quarter of 2001 and full year 2002 are as follows:

  Natural Gas Swap Contracts

 .  103,207 MMBtus at a weighted average price of $3.06 per MMBtu in the fourth quarter of 2001; and
 . 65,000 MMBtus at an average price of $3.60 per MMBtu for the period January through December 2002.

  Natural Gas Collar Arrangements

 . 15,000 MMBtus at a NYMEX floor price of $3.00 per MMBtu and ceiling price of $3.43 per MMBtu in October 2001.

In addition to the above collar, the Company had offsetting collar positions at September 30, 2001 for October and November production that have settled in the fourth quarter.

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

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded (i) a net current liability of $41.7 million, representing the fair market value of all derivatives on that date and (ii) a reduction of equity through accumulated other comprehensive income of $27.1 million, representing the intrinsic and time value components of the derivatives as of January 1, 2001, net of income taxes of $14.6 million.

     Based upon the Company's assessment of its derivative contracts at September 30, 2001, it reported (i) a net current asset of $20.3 million and a noncurrent asset of $4.0 million and (ii) accumulated other comprehensive income of $15.5 million, net of income taxes of $8.5 million. The ineffective component of the derivatives recognized in earnings was $0.3 million in the third quarter and the first nine months of 2001. In connection with monthly settlements, the Company recognized net hedging gains of $2.5 million in the third quarter and net hedging losses of $16.2 million in the first nine months of 2001 in revenues. Based on future natural gas prices as of September 30, 2001, $20.3 million is expected to be reclassified to earnings within the next 12 months. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              12.1 - Calculation of Ratios of Earnings to Fixed Charges and
                     Combined Fixed Charges and Preferred Dividends

         (b)  Reports on Form 8-K

              1) A Current Report on Form 8-K dated August 14, 2001 and filed on August 24, 2001 reported an update of the Company's commodity price risk management positions.

              2) A Current Report on Form 8-K dated September 12, 2001 and filed on September 21, 2001 reported an update of the Company's commodity price risk management positions.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SPINNAKER EXPLORATION COMPANY

Date:  November 8, 2001                    By:   /s/  ROBERT M. SNELL
     ----------------------                    ---------------------------
                                                       Robert M. Snell
                                                Vice President, Chief Financial
                                                    Officer and Secretary

Date:  November 8, 2001                    By:   /s/ JEFFREY C. ZARUBA
     ----------------------                    ---------------------------
                                                      Jeffrey C. Zaruba
                                                Vice President, Treasurer and
                                                    Assistant Secretary

                                 EXHIBIT INDEX



     Exhibit
     Number                   Description
     ------                   -----------


      12.1 - Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends