Form 10-K405
period 2001-12-31
SPINNAKER EXPLORATION CO
filed 2002-03-11
CIK 1089697

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2001.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from        to       .

                       Commission file number 001-16009

                         SPINNAKER EXPLORATION COMPANY
            (Exact name of registrant as specified in its charter)

                      Delaware                    76-0560101

           (State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization)     Identification No.)

             1200 Smith Street, Suite 800
                   Houston, Texas                   77002
                (Address of principal            (Zip Code)
                 executive offices)

                                (713) 759-1770
             (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                               Name of each exchange on
                 Title of each class               which registered
                 -------------------               ----------------
       Common Stock, par value $0.01 per share  New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 7, 2002 was approximately $839,135,000.

   The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, on March 7, 2002 was 27,375,118.

   Parts of the registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference to Part III of this annual report on Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                                              PART I
Item 1.  Business.............................................................................   1
Item 2.  Properties...........................................................................  14
Item 3.  Legal Proceedings....................................................................  17
Item 4.  Submission of Matters to a Vote of Security Holders..................................  17

                                              PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  18
Item 6.  Selected Financial Data..............................................................  19
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  34
Item 8.  Financial Statements and Supplementary Data..........................................  35
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  36

                                             PART III
Item 10. Directors and Executive Officers of the Registrant...................................  36
Item 11. Executive Compensation...............................................................  36
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  36
Item 13. Certain Relationships and Related Transactions.......................................  36

                                              PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  36

Signatures....................................................................................  37

   Spinnaker Exploration Company ("Spinnaker" or the "Company") has provided definitions for some of the natural gas and oil industry terms used in this report in the "Glossary of Natural Gas and Oil Terms" on page 12.

             Cautionary Statement About Forward-Looking Statements

   Some of the information in this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update such forward-looking statements. These forward-looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. These future events include the following matters:

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

   Any of the factors listed above and other factors contained in this annual report could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by the Company or on its behalf. The Company cannot provide assurance that future results will meet its expectations. You should pay particular attention to the risk factors and cautionary statements described under "Risk Factors" in "Item
7. Management's Discussion and Analysis of Financial Conditions and Results of Operations."

                                    PART I

Item 1.  Business

General

   Spinnaker Exploration Company is an independent energy company engaged in the exploration, development and production of natural gas and oil in the U.S. Gulf of Mexico ("Gulf of Mexico"). At December 31, 2001, the Company had license rights to approximately 11,700 blocks of mostly contiguous, recent vintage 3-D seismic data in the Gulf of Mexico, including approximately 5,700 blocks from its 3-D seismic data agreement ("Data Agreement") with Petroleum Geo-Services ASA ("PGS"). This database covers an area of approximately 39 million acres, which the Company believes is one of the largest recent vintage 3-D seismic databases of any independent exploration and production company in the Gulf of Mexico. The Company considers recent vintage 3-D seismic data to be data that was generated since 1990. As of December 31, 2001, the Company had 284 leasehold interests located in Texas state and federal waters covering approximately 1,127,000 gross and 629,000 net acres. The Company believes its regional 3-D seismic approach allows it to create and maintain a large inventory of high-quality prospects and provides the opportunity to enhance its exploration success and efficiently deploy its capital resources. The Company also believes its license rights to large quantities of high-quality seismic data and its management and technical staff are important factors for its current and future success.

   Spinnaker's Chief Executive Officer, PGS and Warburg, Pincus Ventures, L.P. ("Warburg") formed Spinnaker in December 1996. From inception through December 31, 2001, the Company participated in drilling 94 wells in the Gulf of Mexico, with 56 of these wells being completed as discoveries. As of December 31, 2001, Ryder Scott Company, L.P. estimated the Company's net proved reserves at approximately 323.2 Bcfe, 54 percent of which was natural gas, representing an increase of 77 percent over estimated net proved reserves of 182.7 Bcfe at December 31, 2000. Average daily production in 2001 increased 76 percent to 145 MMcfe from 82 MMcfe in 2000. Within its current inventory of 284 leasehold interests, the Company has identified 94 exploratory prospects or leads. The Company expects to drill approximately 35 of these prospects during 2002. Based on 3-D seismic analysis on blocks where it currently has no leasehold interest, the Company also has identified over 200 leads that may result in additional prospects. The capital expenditure budget for 2002 includes approximately $250 million for exploration, development, leasehold acquisitions and other capital expenditures.

   During 2001, Spinnaker participated in a significant deep water oil discovery on Green Canyon Blocks 338/339 ("Front Runner") with a 25 percent non-operator working interest. The Company participated in five consecutive successful wells and sidetracks in testing the reservoirs on these blocks. This significant oil discovery has changed Spinnaker's reserve profile. Proved oil and condensate reserves were 46 percent of total proved reserves at December 31, 2001 compared to 10 percent at December 31, 2000. Of the Company's total proved reserves as of December 31, 2001, 73 percent were proved undeveloped reserves. Front Runner represented more than 50 percent of total proved undeveloped reserves. Spinnaker has incurred capital expenditures associated with Front Runner of approximately $30 million through December 31, 2001 and expects to incur an aggregate of approximately $110 million in future development costs during 2002 and 2003. First production is anticipated during 2004.

   On September 28, 1999, the Company priced its initial public offering of 8,000,000 shares of common stock, par value $0.01 per share ("Common Stock"), at $14.50 per share. After payment of underwriting discounts and commissions, the Company received net proceeds of $108.7 million on October 4, 1999. With a portion of the proceeds, the Company retired all then outstanding debt of $72.0 million. In connection with the initial public offering, the Company converted all outstanding Series A Convertible Preferred Stock, par value $0.01 per share ("Preferred Stock"), into shares of Common Stock, and certain shareholders reinvested preferred dividends payable of $16.3 million into shares of Common Stock. On August 16, 2000, the Company completed a public offering of 5,600,000 shares of Common Stock at $26.25 per share. After payment of underwriting discounts and commissions, the Company received net proceeds of $138.9 million. With a portion of the proceeds, the Company retired all then outstanding debt of $17.0 million. On December 20, 2000, PGS sold its 5,388,743 shares of Common Stock at $29.25 per share. PGS' sale of its shares of Common Stock had no effect on the Data Agreement.

Business Strategy

   Spinnaker's goals are to expand its reserve base, cash flow and net income and to generate an attractive return on capital. The Company emphasizes the following elements in its strategy to achieve these goals:

  .  Focus on the Gulf of Mexico

  .  Maintain a large database of 3-D seismic data

  .  Employ a rigorous prospect selection process

  .  Emphasize technical expertise

  .  Sustain a balanced, diversified exploration effort

  .  Maintain a conservative balance sheet.

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

   The Company also believes its geographic focus provides an excellent opportunity to develop and maintain competitive advantages through the combination of its 3-D seismic database and regional exploration and operating expertise.

   Maintain a large database of 3-D seismic data. Spinnaker believes its large database of 3-D seismic data allows it to generate and maintain a large inventory of high-quality exploratory prospects. The Company's 3-D seismic database serves as the foundation for its exploration program. The Company will continue to supplement this database with 3-D seismic data acquisitions from various seismic data vendors.

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

   As Spinnaker has matured, it has retained larger working interests in prospects located in water depths of less than 2,000 feet. The combination of larger working interests and its technical expertise has allowed the Company to act as the operator for an increasing number of these prospects, providing more control of costs, the timing and amount of capital expenditures and the selection of technology.

   Sustain a balanced, diversified exploration effort by maintaining a conservative balance sheet. Spinnaker believes that its exploration approach results in portfolio balance and diversity among:

  . shallow water, or water depths of less than 600 feet, and deep water prospects;

  .  shallow drilling depth prospects and deep drilling depth prospects; and

  . lower-risk, lower-potential prospects and higher-risk, higher-potential prospects.

   The broad coverage of the Gulf of Mexico of the Company's 3-D seismic data allows it to participate in a variety of geologically diverse exploration opportunities and create a diversified prospect portfolio. The Company intends to manage its exposure in deep water exploration activities by focusing on prospects where commercial feasibility of the prospect can be evaluated with a small number of wells and where it believes 3-D seismic analysis provides attractive risk/reward benefits. The Company also strives to diversify its exploration efforts by seeking to limit the budgeted amount of the leasehold acquisition and drilling costs of the first exploratory well on any one prospect to less than 10 percent of the annual capital budget.

   The Company believes that maintaining continuity in its exploration activity during all phases of the commodity price cycles is an important element to balance and diversification. By positioning the Company to have a continuous exploration program, it can potentially take advantage of reduced competition for prospects and lower drilling and other oilfield service costs during periods of low natural gas and oil prices. Spinnaker's emphasis on maintaining a lower debt-to-capitalization ratio than many of its peers has enhanced its ability to pursue this strategy.

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

   Standard data is the basic 3-D, post-stack time-migrated seismic data, and dragged array and vertical cable data provided as the standard product to PGS' 3-D seismic survey customers. Enhanced data is data created through additional computer processing of PGS' standard data. Enhanced data includes processed data referred to as pre-stack depth migrated data, 3-D amplitude versus offset processing and refined pre-stack time-migrated data. The Company has license rights to approximately 4,200 blocks of standard data and 1,500 blocks of enhanced data under the Data Agreement.

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

  .  to make maps and other work products from the data;

  . to make the data and work product available to the Company's consultants and contractors for interpretation, analysis, evaluation, mapping and additional processing; provided that the data and work product, other than maps, may not be removed from its premises and must be held in confidence by those individuals; and

  . to show data and work products to prospective and existing investors and participants in farm-outs and exploration or development groups for the sole purpose of evaluating their participation in such ventures; provided that the data and work product, other than maps, may not be removed from its premises and must be held in confidence by those individuals.

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

  Restrictions on Transfer and Assignment

   The Company has the limited right to transfer a copy of standard or enhanced data to a qualified transferee. The Company may also assign its rights under the Data Agreement, directly or by merger, to a successor to all or substantially all of its business or assets or the business or assets of Spinnaker Exploration Company, L.L.C., the Company's principal subsidiary, as long as the successor is not a PGS competitor. A PGS competitor is a company that provides 3-D marine seismic data in the Gulf of Mexico as a significant part of its business or an affiliate of such company. If the successor to the Company's business or assets is not a PGS major customer, then that successor may in turn transfer the rights under the Data Agreement to a successor of all of its business or assets as long as that successor is not a PGS competitor. A PGS major customer is a customer that has purchased from PGS products and services at least equal to 7.5 percent of PGS' prior twelve months gross receipts for all seismic data sales and related services in the Gulf of Mexico or an affiliate of that customer. No other transfers of rights under the Data Agreement by the Company or its successors are permitted. In addition, one of the Company's agreements with a PGS marketing vendor provides that it may not assign its rights to PGS data marketed by that vendor without the consent of that vendor.

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

  Additional Services

   Under the Data Agreement, the Company has access to 3-D seismic data until March 31, 2003 through the proprietary high technology data archival and retrieval system of PGS Data Management Inc.

   The Company has agreed to purchase $2.0 million of seismic-related services from PGS prior to December 31, 2002. Through December 31, 2001, the Company paid PGS a total of approximately $1.3 million for these services. Spinnaker expects to purchase additional seismic-related services for the remaining commitment under the Data Agreement during 2002.

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

   The Company has invested extensively in the advanced computer hardware and software necessary for 3-D seismic exploration. As of December 31, 2001, the Company had 23 workstations in-house to analyze seismic data. The Company's explorationists can access a diverse software tool kit including modeling, mapping, well path description, time slice analysis, pre- and post-stack seismic processing, synthetic generation, fluid replacement studies and seismic attribute analyses. Additionally, the Company has invested in direct-link telecommunications technology that provides disk-to-disk downloading of data volumes directly from PGS that allows very rapid loading on the Company's in-house storage. This capability has benefited the Company when new data sets are made available only a short time prior to state and federal lease sales.

Marketing

   The Company sells its natural gas and oil production under fixed or floating market price contracts. Revenues, profitability, cash flow and future growth depend substantially on prevailing prices for natural gas and oil. The prices received by the Company for its natural gas and oil production fluctuates widely. For example, natural gas prices declined significantly in 2001 from levels reached in the second half of 2000 and early 2001. Prices for natural gas and oil also declined significantly in 1998 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this fluctuation are the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions and actual or threatened acts of war, terrorism or hostilities in natural gas and oil producing regions, the domestic and foreign supply of natural gas and oil, the price of foreign imports and overall economic conditions.

   Decreases in the prices of natural gas and oil could adversely affect the carrying value of proved reserves and revenues, profitability and cash flow. Although the Company is not currently experiencing any significant involuntary curtailment of natural gas or oil production, market, economic and regulatory factors may in the future materially affect its ability to sell natural gas or oil production. For the year ended December 31, 2001, sales to Enron North America Corp., Tejas Gas Marketing, LLC, Reliant Energy Services, Inc. and Bridgeline Gas Marketing LLC accounted for approximately 32 percent, 23 percent, 21 percent and 17 percent, respectively, of the Company's natural gas and oil revenues, excluding the effects of hedging activities. For the year ended December 31, 2000, sales to Enron North America Corp., Coral Energy Resources, L.P. and Reliant Energy Services, Inc. accounted for approximately 61 percent, 11 percent and 11 percent, respectively, of the Company's natural gas and oil revenues, excluding the effects of hedging activities. For the year ended December 31, 1999, sales to Columbia Energy Services and Cokinos Energy Corporation were 68 percent and 32 percent, respectively, of the Company's natural gas and oil revenues, excluding the effects of hedging activities. Spinnaker no longer sells its natural gas and oil production to Enron North America Corp. Spinnaker believes the loss of this customer has not materially affected its ability to market its natural gas and oil production.

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

   Spinnaker enters into hedging arrangements from time to time to reduce its exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. However, these contracts also limit the benefits the Company would realize if prices increase. These financial arrangements take the form of swap contracts or costless collars and are placed with major trading counterparties the Company believes represent minimum credit risks. Spinnaker cannot provide assurance that these trading counterparties will not become credit risks in the future. For further information concerning Spinnaker's hedging transactions, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk." Under its current hedging policy, the Company generally does not hedge more than 66 2/3 percent of its estimated twelve-month production quantities without the prior approval of the risk management committee of the board of directors.

   The Company had in place both financial hedge and physical contracts with Enron North America Corp., a subsidiary of Enron Corp., at the time it filed for bankruptcy in December 2001. Spinnaker did not receive payment for fixed price swap contracts totaling $2.1 million, intended to hedge December 2001 natural gas sales, and $1.4 million related to November 2001 natural gas production sold to Enron entities. The Company recorded a net reserve of $3.1 million related to these receivables and has no other exposure to Enron Corp. and its subsidiaries.

Competition

   The Company competes with major and independent natural gas and oil companies for leasehold acquisitions. Spinnaker also competes for the equipment and labor required to operate and develop these properties. Most of the Company's competitors have substantially greater financial and other resources. As a result, in the deep water where exploration is more expensive, competitors may be better able to withstand sustained periods of unsuccessful drilling. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than Spinnaker can, which would adversely affect its competitive position. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company can. The Company's ability to explore for natural gas and oil prospects and to acquire additional properties in the future will depend upon its ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of the Company's competitors have been operating in the Gulf of Mexico for a much longer time than the Company has and have demonstrated the ability to operate through industry cycles.

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

   The Company's sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal regulation. Commencing in April 1992, the FERC issued Order No. 636 and a series of related orders that required interstate pipelines to provide open-access transportation on a basis that is equal for all natural gas suppliers. The FERC has stated that it intends for Order No. 636 and its future restructuring activities to foster increased competition within all phases of the natural gas industry. Although Order No. 636 does not directly regulate the Company's production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how the Company and its competitors sell natural gas in the marketplace. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although some appeals remain pending and the FERC continues to review and modify its regulations regarding the transportation of natural gas. For example, the FERC issued Order No. 637 and a series of related orders which, among other things, (i) lift the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for short-term releases of pipeline capacity of less than one year, (ii) permit pipelines to charge different maximum cost-based rates for peak and off-peak periods, (iii) encourage, but do not mandate, auctions for pipeline capacity,
(iv) require pipelines to implement imbalance management services, (v) restrict the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders, and (vi) implement a number of new pipeline reporting requirements. Order No. 637 and various related orders have been challenged in federal court. The Company cannot predict whether the federal courts will uphold Order No. 637 and the related orders or what further action FERC may take on these matters. In addition, the FERC implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities and has issued a policy statement, which it largely affirmed in recent orders on rehearing, establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates based solely on the costs associated with such new pipeline facilities. The Company cannot predict what further action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which natural gas is sold. However, the Company does not believe that any action taken will affect it in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

   The Outer Continental Shelf Lands Act ("OCSLA") requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the Outer Continental Shelf. The FERC recently issued Order No. 639, requiring that virtually all non-proprietary pipeline transporters of natural gas on the Outer Continental Shelf report information on their affiliations, rates and conditions of service. Among the FERC's stated purposes in issuing such rules was the desire to provide shippers on the Outer Continental Shelf with greater assurance of open-access services on pipelines located on the Outer Continental Shelf and non-discriminatory rates and conditions of service on such pipelines. A federal district court recently determined that FERC has exceeded its statutory authority in promulgating Order Nos. 639 and 639-A, and the court permanently enjoined FERC from enforcing the orders. FERC has indicated that it will appeal the district court's decision.

   Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

  Federal Leases

   A substantial portion of the Company's operations is located on federal natural gas and oil leases, which are administered by the Minerals Management Service ("MMS"). Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA that are subject to interpretation and change by the MMS. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the Outer Continental Shelf, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. The Company is currently in compliance with the bonding requirements of the MMS. Under some circumstances, the MMS may require any of the Company's operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect the Company's financial condition and results of operations.

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

  State and Local Regulation of Drilling and Production

   The Company owns interests in properties located in the state waters of the Gulf of Mexico offshore Texas and occasionally may conduct operations in the state waters offshore Louisiana and Mississippi. These states regulate drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of natural gas and oil properties and establishment of maximum rates of production from natural gas and oil wells. Some states prorate production to the market demand for natural gas and oil.

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

  Environmental Regulations

   The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. Offshore drilling in some areas has been opposed by environmental groups and, in some areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental protection requirements that result in increased costs to the natural gas and oil industry in general and the offshore drilling industry in particular, the Company's business and prospects could be adversely affected. In addition, violation of such environmental laws and regulations can lead to the imposition of administrative, civil or criminal penalties; remedial obligations; and injunctive relief.

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

   The OPA also requires a responsible party to submit proof of its financial ability to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, the OPA requires parties responsible for offshore facilities to provide financial assurance in the amount of $35.0 million to cover potential OPA liabilities. This amount can be increased up to $150.0 million if a study by the MMS indicates that an amount higher than $35.0 million should be required or if the volume of a worst-case scenario spill could exceed certain regulatory thresholds. The Company is in compliance with its financial assurance obligations.

   The OPA also imposes other requirements, such as the preparation of an oil spill contingency plan. The Company has such a plan in place. The Company is also regulated by the Clean Water Act and similar state laws. The Clean Water Act prohibits any discharge into waters of the United States except in strict conformance with permits issued by federal and state agencies. Failure to comply with the ongoing requirements of these laws or inadequate cooperation during a spill event may subject a responsible party to administrative, civil or criminal enforcement actions.

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

   The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under the CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

   Management believes that the Company is in compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on its results of operations.

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

   As part of its strategy, the Company explores for natural gas and oil in the deep waters of the Gulf of Mexico where operations are more difficult than in shallower waters. The Company's deep water drilling and operations require the application of recently developed technologies that involve a higher risk of mechanical failure. Furthermore, the deep waters of the Gulf of Mexico lack the physical and oilfield service infrastructure present in the shallower waters. As a result, deep water operations may require a significant amount of time between a discovery and the time that the Company can market the natural gas or oil, increasing the risks involved with these operations.

   Offshore operations are also subject to a variety of operating risks specific to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, the Company could incur substantial liabilities that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in loss of properties.

   In accordance with industry practice, the Company maintains insurance against some, but not all, potential risks and losses. Management reviews Spinnaker's coverage at least annually. For some risks, the Company may not obtain insurance if it believes the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect the Company. Considering recent worldwide property and casualty events, the Company anticipates increased costs to renew insurance in 2002.

Employees

   At December 31, 2001, the Company had 53 full-time employees. The Company believes that it maintains excellent relationships with its employees. None of the Company's employees is covered by a collective bargaining agreement. From time to time, the Company uses the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site surveillance, permitting and environmental assessment. Independent contractors usually perform field and on-site production operation services for the Company, including pumping, maintenance, dispatching, inspection and testing.

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

Item 2.  Properties

   Since inception, the Company has concentrated on the exploration for natural gas and oil in the Gulf of Mexico. As of December 31, 2001, proved reserves associated with Spinnaker's discoveries were located on 30 different blocks, including two properties in which the Company has only a royalty interest, with production established from 19 blocks. Spinnaker operates 33 of its 56 discoveries, and the Company's working interests in these wells range from 12.5 percent to 100 percent. Five blocks account for approximately 73 percent of the Company's total proved reserves.

   As of December 31, 2001, the Company had license rights to approximately 11,700 blocks of mostly contiguous, recent vintage 3-D seismic data in the Gulf of Mexico, including approximately 5,700 blocks associated with the Data Agreement. This database covers an area of approximately 39 million acres, which the Company believes is one of the largest recent vintage 3-D seismic databases of any independent exploration and production company in the Gulf of Mexico. As of December 31, 2001, the Company had 284 leasehold interests located in Texas state and federal waters covering approximately 1,127,000 gross and 629,000 net acres.

Natural Gas and Oil Reserves

   During 2001, Spinnaker participated in a significant deep water oil discovery, Front Runner, with a 25 percent non-operator working interest. The Company participated in five consecutive successful wells and sidetracks in testing the reservoirs on these blocks. This significant oil discovery has changed Spinnaker's reserve profile. Proved oil and condensate reserves were 46 percent of total proved reserves at December 31, 2001 compared to 10 percent at December 31, 2000. Of the Company's total proved reserves as of December 31, 2001, 73 percent were proved undeveloped reserves. Front Runner represented more than 50 percent of total proved undeveloped reserves.

   The following table presents estimated net proved natural gas and oil reserves and the net present value of the reserves at December 31, 2001 based on a reserve report generated by Ryder Scott Company, L.P. The present value of future net cash flows (before income taxes) discounted at 10 percent and the standardized measure of discounted future net cash flows shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves Spinnaker owns. For further information concerning the present value of future net cash flows associated with these proved reserves, see Note 14 of the Notes to Consolidated Financial Statements.

   The present value of future net cash flows and the standardized measure of discounted future net cash flows as of December 31, 2001 was determined by using prices of $2.71 per Mcf of natural gas and $19.23 per barrel of oil, representing the December 31, 2001 weighted average market prices for natural gas and oil.

                                                                    Proved Reserves
                                                             ------------------------------
                                                             Developed Undeveloped  Total
                                                             --------- ----------- --------
Natural gas (MMcf)..........................................   82,221     93,760    175,981
Oil and condensate (MBbls)..................................      748     23,790     24,538
Total proved reserves (MMcfe)...............................   86,711    236,496    323,207
Present value of future net cash flows (before income taxes)
  discounted at 10 percent (in thousands)(1)................ $167,298   $247,841   $415,139
Standardized measure of discounted future net cash flows (in
  thousands)(1)............................................. $132,809   $196,747   $329,556

--------
(1) Excludes pre-tax unrealized gains of $22.3 million for the effects of hedging activities using natural gas and oil prices in effect at December 31, 2001.

   The process of estimating natural gas and oil reserves is complex. It requires various assumptions, including natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

The Company must project production rates and timing of development expenditures. The Company analyzes available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. Therefore, estimates of natural gas and oil reserves are inherently imprecise.

   Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from estimates. Any significant variance could materially affect the estimated quantities and net present value of reserves. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond the Company's control. At December 31, 2001, approximately 87 percent of the Company's proved reserves were either undeveloped or non-producing. Because most of the reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a lengthy production history.

   At December 31, 2001, approximately 73 percent of the Company's proved reserves were undeveloped. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling operations. The reserve data assumes that the Company will make these expenditures. Although the Company estimates its reserves and the costs associated with developing them in accordance with industry standards, the estimated costs may be inaccurate, development may not occur as scheduled and results may not be as estimated.

   It should not be assumed that the present value of future net cash flows is the current market value of the Company's estimated natural gas and oil reserves. In accordance with requirements of the Securities and Exchange Commission ("Commission"), the Company bases the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

Volumes, Prices and Operating Expenses

   The following table presents information regarding the production volumes of, average sales prices received for and average production costs associated with Spinnaker's sales of natural gas and oil for the periods indicated:

                                                              For the Year Ended December 31,
                                                              ------------------------------
                                                                2001        2000      1999
                                                              --------    --------  --------
Production:
   Natural gas (MMcf)........................................   51,234      28,845    11,962
   Oil and condensate (MBbls)................................      310         225       180
       Total (MMcfe).........................................   53,094      30,194    13,044
Average sales price per unit:
   Natural gas revenues from production (per Mcf)............ $   4.14    $   4.62  $   2.49
   Effects of hedging activities (per Mcf)...................    (0.18)      (0.59)     0.08
                                                              --------    --------  --------
       Average price (per Mcf)............................... $   3.96    $   4.03  $   2.57

   Oil and condensate revenues from production (per Bbl)..... $  24.90    $  30.14  $  20.33
   Effects of hedging activities (per Bbl)...................       --       (7.16)    (0.57)
                                                              --------    --------  --------
       Average price (per Bbl)............................... $  24.90    $  22.98  $  19.76

   Total revenues from production (per Mcfe)................. $   4.14    $   4.64  $   2.57
   Effects of hedging activities (per Mcfe)..................    (0.18)      (0.62)     0.06
                                                              --------    --------  --------
       Total average price (per Mcfe)........................ $   3.96    $   4.02  $   2.63
Expenses (per Mcfe):
   Lease operating expenses(1)............................... $   0.23    $   0.30  $   0.41
   Depreciation, depletion and amortization--natural gas and
     oil properties.......................................... $   1.60    $   1.57  $   1.59

--------

--------
(1) The lease operating expense rate includes $0.04 per Mcfe associated with workovers in 2001, $0.03 per Mcfe associated with workovers in 2000 and $0.13 per Mcfe associated with workovers and well control activities in 1999.

Development, Exploration and Acquisition Capital Expenditures

   The following table presents information regarding Spinnaker's net costs incurred in acquisition, exploration and development activities. Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include the costs of drilling exploratory wells, including those in progress, geological and geophysical service costs and depreciation of support equipment used in exploration activities. Development costs include the costs of drilling development wells and costs of completions, platforms, facilities and pipelines.

                                         For the Year Ended December 31,
                                         -------------------------------
                                            2001       2000      1999
                                          --------   --------   -------
        Acquisition costs:
           Unproved..................... $ 34,524   $ 21,421   $13,911
           Proved.......................       --         --        --
        Exploration costs...............  192,114    121,451    45,152
        Development costs...............   75,882     51,144    23,614
                                          --------   --------   -------
               Total costs incurred..... $302,520   $194,016   $82,677
                                          ========   ========   =======

Drilling Activity

   The following table shows Spinnaker's drilling activity. In the table, "gross" refers to the total wells in which the Company has a working interest and "net" refers to gross wells multiplied by the Company's working interest in such wells.

                                 For the Year En--ded December 31,
                                 ---------------------------------
                                     2001        2000      1999
                                 ------------ ---------- ---------
                                 Gross   Net  Gross Net  Gross Net
                                 -----  ----  ----- ---- ----- ---
              Exploratory Wells:
                 Productive.....  17     8.2   16   10.4   8   4.6
                 Nonproductive..  16     9.4   12    4.7   4   1.9
                                  --    ----   --   ----  --   ---
                     Total......  33    17.6   28   15.1  12   6.5
                                  ==    ====   ==   ====  ==   ===
              Development Wells:
                 Productive.....   2     0.5   --     --  --    --
                 Nonproductive..  --      --   --     --  --    --
                                  --    ----   --   ----  --   ---
                     Total......   2     0.5   --     --  --    --
                                  ==    ====   ==   ====  ==   ===

   In 1999, the Company drilled an exploratory well that was preliminarily determined to be unsuccessful and was temporarily abandoned. Upon reprocessing of the seismic data, further analysis of the well and related sidetrack and examination of proved category reserves, the Company determined that the development would be commercial, and the well was reclassified as a discovery in 2000.

   Since December 31, 2001 and through March 7, 2002, the Company has drilled two gross (0.9 net) productive exploratory wells and one gross (0.2 net) nonproductive exploratory well. As of March 7, 2002, the Company was drilling five gross (2.5 net) exploratory wells and one gross (0.3 net) development well.

Productive Wells

   The following table sets forth the number of productive natural gas and oil wells in which Spinnaker owned an interest as of December 31, 2001:

                                           Total
                                         Productive
                                           Wells
                                         ----------
                                         Gross Net
                                         ----- ----
                             Natural gas  50   26.5
                             Oil........   6    1.6
                                          --   ----
                                Total...  56   28.1
                                          ==   ====

   Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.

Acreage Data

   The following table presents information regarding developed and undeveloped lease acreage. Developed acreage refers to acreage within producing units and undeveloped acreage refers to acreage that has not been placed in producing units. Spinnaker's developed and undeveloped lease acreage as of December 31, 2001 was as follows (in thousands):

                                         Developed Undeveloped
                                          Acreage    Acreage     Total
                                         --------- ----------- ---------
                                         Gross Net Gross  Net  Gross Net
                                         ----- --- -----  ---  ----- ---
       Federal Waters Offshore Louisiana   55  27    544  263    599 290
       Federal Waters Offshore Texas....   52  32    427  287    479 319
       Texas State Waters...............   14   5     35   15     49  20
                                          ---  --  -----  ---  ----- ---
          Total.........................  121  64  1,006  565  1,127 629
                                          ===  ==  =====  ===  ===== ===

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

Item 4.  Submission of Matters to a Vote of Security Holders

   The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 2001.

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

                                                       Sales Price
                                                      -------------
                                                       High   Low
                                                      ------ ------

            2000:
               First Quarter......................... $25.00 $13.25
               Second Quarter........................ $30.50 $19.50
               Third Quarter......................... $42.25 $24.03
               Fourth Quarter........................ $44.00 $24.75

            2001:
               First Quarter......................... $44.50 $33.00
               Second Quarter........................ $48.00 $36.60
               Third Quarter......................... $43.96 $30.00
               Fourth Quarter........................ $45.55 $33.30
            2002:
               First Quarter (through March 7, 2002). $41.87 $34.45

   On March 7, 2002, the closing sale price of Spinnaker's Common Stock, as reported by the New York Stock Exchange, was $41.10 per share. On that date, there were 40 holders of record.

   The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain future earnings, if any, for the operation and development of its business and does not anticipate paying any dividends on its Common Stock in the foreseeable future. In addition, the Company's $200.0 million credit agreement ("Credit Facility") prohibits it from paying cash dividends on its Common Stock. For a description of the covenants and restrictive provisions in the Credit Facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Activities" and Note 3 of the Notes to Consolidated Financial Statements. Any future dividends may also be restricted by any loan agreements the Company may enter into from time to time.

   At December 31, 2001, officers, directors and employees had been granted options to purchase Common Stock under stock plans adopted in 1998, 1999, 2000 and 2001. The following table provides information related to the Company's current equity compensation plans:

                                                                                                Number of
                                                        Number of                          securities remaining
                                                    securities to be                          available for
                                                       issued upon      Weighted-average     future issuance
                                                       exercise of      exercise price of      under equity
                  Plan category                    outstanding options outstanding options  compensation plans
                  -------------                    ------------------- ------------------- --------------------
Equity compensation plans approved by security
  holders.........................................      3,628,795            $20.92              582,716
Equity compensation plans not approved by security
  holders.........................................        433,761            $31.83               65,829
                                                        ---------                                -------
   Total..........................................      4,062,556            $22.08              648,545
                                                        =========                                =======

Item 6.  Selected Financial Data

   The following table sets forth some of the Company's historical consolidated financial data. The following data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data provided below are not necessarily indicative of the future results of operations or financial performance of the Company.

                                                                                 Year Ended December 31,
                                                                     -----------------------------------------------
                                                                       2001      2000      1999      1998     1997
                                                                     --------  --------  --------  --------  -------
                                                                          (in thousands, except per share data)
Statement of Operations Data:
Revenues............................................................ $210,376  $121,383  $ 34,258  $  3,298  $   201
Expenses:
    Lease operating expenses........................................   12,132     9,009     5,411       474       72
    Depreciation, depletion and amortization--natural gas and oil
     properties.....................................................   85,059    47,451    20,788     2,738       68
    Depreciation and amortization--other............................      398       309       213       437      349
    Write-down of natural gas and oil properties(1).................       --        --        --     2,642       --
    General and administrative......................................    9,443     7,350     4,860     3,809    1,965
    Charges related to Enron bankruptcy(2)..........................    3,059        --        --        --       --
    Stock appreciation rights expense(3)............................       --        --     1,651        --       --
                                                                     --------  --------  --------  --------  -------
       Total expenses...............................................  110,091    64,119    32,923    10,100    2,454
                                                                     --------  --------  --------  --------  -------
Income (loss) from operations.......................................  100,285    57,264     1,335    (6,802)  (2,253)
Other income (expense):
    Interest income.................................................    3,574     2,908       528       221       91
    Interest expense................................................     (381)     (748)   (2,805)     (279)      --
                                                                     --------  --------  --------  --------  -------
       Total other income (expense).................................    3,193     2,160    (2,277)      (58)      91
                                                                     --------  --------  --------  --------  -------
Income (loss) before income taxes...................................  103,478    59,424      (942)   (6,860)  (2,162)
    Income tax provision............................................   37,252    20,858        --        --       --
                                                                     --------  --------  --------  --------  -------
Income (loss) before cumulative effect of change in accounting
 principle..........................................................   66,226    38,566      (942)   (6,860)  (2,162)
    Cumulative effect of change in accounting principle(4)..........       --        --      (395)       --       --
                                                                     --------  --------  --------  --------  -------
Net income (loss)...................................................   66,226    38,566    (1,337)   (6,860)  (2,162)
Accrual of dividends on preferred stock.............................       --        --    (7,911)   (7,094)  (1,326)
                                                                     --------  --------  --------  --------  -------
Net income (loss) available to common stockholders.................. $ 66,226  $ 38,566  $ (9,248) $(13,954) $(3,488)
                                                                     ========  ========  ========  ========  =======
Basic income (loss) per common share(5)(6):
    Income (loss) before cumulative effect of change in
     accounting principle........................................... $   2.45  $   1.70  $  (1.06) $  (3.44) $ (0.88)
    Cumulative effect of change in accounting principle(4)..........       --        --     (0.05)       --       --
                                                                     --------  --------  --------  --------  -------
Net income (loss) per common share.................................. $   2.45  $   1.70  $  (1.11) $  (3.44) $ (0.88)
                                                                     ========  ========  ========  ========  =======
Diluted income (loss) per common share(5)(6):
    Income (loss) before cumulative effect of change in
     accounting principle........................................... $   2.34  $   1.61  $  (1.06) $  (3.44) $ (0.88)
    Cumulative effect of change in accounting principle(4)..........       --        --     (0.05)       --       --
                                                                     --------  --------  --------  --------  -------
Net income (loss) per common share.................................. $   2.34  $   1.61  $  (1.11) $  (3.44) $ (0.88)
                                                                     ========  ========  ========  ========  =======
Weighted average number of common shares outstanding(5)(6):
    Basic...........................................................   27,079    22,679     8,355     4,059    3,960
                                                                     ========  ========  ========  ========  =======
    Diluted.........................................................   28,360    24,011     8,355     4,059    3,960
                                                                     ========  ========  ========  ========  =======
Summary Balance Sheet Data:
Working capital (deficit)........................................... $(20,654) $ 74,005  $ 19,675  $(30,641) $ 4,252
Property and equipment, net.........................................  522,573   304,381   157,397    95,607   15,452
Total assets........................................................  587,316   442,704   189,553   102,769   22,358
Short-term debt.....................................................       --        --        --    19,000       --
Accrued preferred dividends payable (6).............................       --        --        --     8,478    1,383
Total equity (6)....................................................  458,492   361,259   177,102    56,913   18,879

--------
(1) At December 31, 1998, the Company recognized a non-cash write-down of natural gas and oil properties in the amount of approximately $2.6 million in connection with the ceiling limitation required by the full cost method of accounting for natural gas and oil properties. The write-down was primarily the result of the decline in natural gas prices experienced in 1998 and through April 9, 1999. As permitted by applicable Commission rules, in calculating the amount of the write-down, the Company used post year-end natural gas and oil price increases of $0.26 per MMBtu of natural gas and $4.52 per barrel of oil from December 31, 1998 to April 9, 1999. If the Company had used only December 31, 1998 natural gas and oil prices, it would have recognized a total non-cash write-down of natural gas and oil properties of approximately $13.0 million.
(2) The Company had in place both financial hedge and physical contracts with Enron North America Corp. at the time it filed for bankruptcy in December 2001. Spinnaker did not receive payment for fixed price swap contracts totaling $2.1 million, intended to hedge December 2001 natural gas sales, and $1.4 million related to November 2001 natural gas production sold to Enron entities. The Company recorded a net reserve of $3.1 million against these receivables and has no other exposure to Enron Corp. and its subsidiaries.
(3) Prior to July 1999, the stock option agreements of two of the Company's officers provided that they could elect to have Spinnaker deliver shares equal to the appreciation in the value of the stock over the option price in lieu of purchasing the amount of shares under option. Based on management's estimate of the share value of Spinnaker, the Company recorded compensation expense of approximately $1.7 million in 1999 related to the stock appreciation rights of the stock option agreements. In July 1999, these two officers agreed to eliminate the stock appreciation rights feature of their stock option agreements.
(4) The cumulative effect of change in accounting principle represents the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities."
(5) Spinnaker was originally formed as a limited liability company, and the Company issued common units and preferred units. In connection with its conversion to a corporation in January 1998, the Company exchanged Common Stock for all then outstanding common units and Preferred Stock for all then outstanding preferred units. The Company expresses all historical unit data in shares of Common Stock.
(6) In connection with the initial public offering, the Company issued 8,000,000 shares of Common Stock, converted all then outstanding shares of Preferred Stock into 6,061,840 shares of Common Stock and issued 1,200,248 shares of Common Stock to certain holders of the previously outstanding Preferred Stock in lieu of payment of accrued cash dividends. On August 16, 2000, the Company completed a public offering of 5,600,000 shares of Common Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The Company experienced significant growth rates in both production and reserves in 2001. Performance highlights in 2001 compared to 2000 included record:

  .  Production of 53.1 Bcfe, up 76 percent.

  . Proved reserves of 323.2 Bcfe, up 77 percent after production; reserve replacement was 365 percent of production.

  .  Revenues of $210.4 million, up 73 percent.

  .  Income from operations of $100.3 million, up 75 percent.

  .  Net income of $66.2 million, or $2.34 per diluted share, up 72 percent.

  . Cash flows from operating activities, before working capital changes, of $189.2 million, up 76 percent.

   Spinnaker's results of operations and financial position were significantly impacted by natural gas production and prices in 2001. Natural gas revenues increased $79.0 million. Natural gas production volumes increased 22.4 Bcf, contributing $123.9 million of the increase in natural gas revenues, excluding the effects of hedging activities, offset in part by $44.9 million related to lower average natural gas prices in 2001 compared to 2000. The Company had $14.1 million in cash and cash equivalents and no debt at December 31, 2001.

   In addition, Spinnaker participated in a significant deep water oil discovery in 2001 on Green Canyon Blocks 338/339 (Front Runner) with a 25 percent non-operator working interest. The Company participated in five consecutive successful wells and sidetracks in testing the reservoirs on these blocks. This significant oil discovery has changed Spinnaker's reserve profile. Proved oil and condensate reserves were 46 percent of total proved reserves at December 31, 2001 compared to 10 percent at December 31, 2000. Of the Company's total proved reserves as of December 31, 2001, 73 percent were proved undeveloped reserves. Front Runner represented more than 50 percent of total proved undeveloped reserves.

Risk Factors

   In addition to the other information set forth elsewhere in this annual report, the following factors should be carefully considered when evaluating Spinnaker.

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

Spinnaker's 2001 deep water oil discovery, Front Runner, will require significant financial resources and presents numerous uncertainties.

   Spinnaker's 2001 deep water oil discovery on Green Canyon Blocks 338/339, Front Runner, in which the Company has a 25% non-operator working interest, has required and will continue to require significant financial resources over the next two years. The Company incurred $30 million in capital expenditures for Front Runner in 2001 and expects to incur an aggregate of $110 million in future development costs during 2002 and 2003. Also, Front Runner accounted for more than 50 percent of proved undeveloped reserves at December 31, 2001.

   Another oil and gas company operates Front Runner. As a result, the Company has a limited ability to exercise influence over operations and costs for this property. The Company has limited experience with large deep water and deep drilling depth discoveries similar to Front Runner as most of its prior discoveries have occurred in shallower waters and at shallower drilling depths. Front Runner is located in approximately 3,500 feet of water and the most recent well was drilled to a total depth in excess of 21,700 feet. Although the Company expects to incur approximately $140 million to develop this discovery, its size and scope are much larger than the Company's prior discoveries and the Company may encounter difficulties and delays that could cause actual expenditures to far exceed anticipated amounts. Even if production ultimately commences for this discovery, it may produce substantially less oil and natural gas than currently projected. The Company does not expect this discovery to commence production prior to 2004, but it must commit substantial resources in advance of the expected production date and cannot predict the price of oil if and when production commences. These uncertainties and other risks described in this "Risk Factors" section and elsewhere in this annual report make it difficult to predict whether Front Runner can be successfully or economically developed. If Front Runner cannot be successfully and economically developed, the Company's future business, financial condition and operating results will be materially and adversely affected.

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

   Offshore operations are also subject to a variety of operating risks specific to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, the Company could incur substantial liabilities that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in loss of equipment and properties.

   For some risks, the Company may not obtain insurance if it believes the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect the Company's operations.

Exploration for natural gas and oil at deeper drilling depths and in the deep waters of the Gulf of Mexico involves greater operational and financial risks than exploration at shallower depths and in shallower waters. These risks could result in substantial losses.

   As part of its strategy, the Company explores for natural gas and oil at deeper drilling depths and in the deep waters of the Gulf of Mexico, where operations are more difficult and costly than at shallower depths and in shallower waters. Deep depth and deep water drilling and operations require the application of recently developed technologies that involve a higher risk of mechanical failure. The Company has experienced and will continue to experience significantly higher drilling costs for its deep depth and deep water prospects. Furthermore, the deep waters of the Gulf of Mexico lack the physical and oilfield service infrastructure present in the shallower waters. As a result, deep water operations may require a significant amount of time between a discovery and the time that the Company can market the natural gas or oil, increasing both the financial and operational risk involved with these operations.

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

   During the second half of 2000 and early 2001, higher prices for natural gas and oil led to greater demand for drilling rig and other oilfield services. As a result, the Company experienced increased costs and reduced availability of these services.

A significant part of the value of the Company's production and reserves is concentrated in a small number of offshore properties. Because of this concentration, any production problems or inaccuracies in reserve estimates related to those properties are more likely to adversely impact the Company's business.

   During 2001, over 71 percent of the Company's production came from three of its properties in the Gulf of Mexico. If mechanical problems, storms or other events curtailed a substantial portion of this production, the Company's cash flow would be adversely affected. In addition, at December 31, 2001, the Company's proved reserves were located on 30 different blocks in the Gulf of Mexico, with approximately 73 percent of the proved reserves attributable to five of these properties. One property, Front Runner, accounted for more than 50 percent of total proved undeveloped reserves. If the actual reserves associated with any one of these five properties are substantially less than the estimated reserves, the Company's results of operations and financial condition could be adversely affected.

The Company's right to receive data under the Data Agreement will be substantially restricted after March 31, 2002. In addition, if PGS terminates the Data Agreement, the Company's ability to find additional reserves could be impaired.

   The Company's success depends heavily on its access to 3-D seismic data, and one of its primary sources for 3-D seismic data is the Data Agreement. The Company is only entitled to receive and use 3-D seismic data that PGS acquires and processes prior to March 31, 2002 or that PGS is in the process of acquiring or processing as of that date. In addition, if PGS terminates the Data Agreement, the Company would lose access to a portion of its 3-D seismic data which loss could have an adverse effect on its ability to find additional reserves. PGS may terminate the Data Agreement on several grounds, including if a PGS competitor acquires control of Spinnaker or if the Company breaches the Data Agreement subject to specified exceptions. See "Item 1. Business--PGS Data Agreement--Termination Events" for a description of these exceptions.

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

   Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from the Company's estimates. Any significant variance could materially affect the estimated quantities and net present value of reserves. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond the Company's control. At December 31, 2001, approximately 87 percent of the Company's proved reserves were either proved undeveloped or proved non-producing. Moreover, some of the producing wells included in the reserve report had produced for a relatively short period of time as of December 31, 2001. Because most of the reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a lengthy production history.

   It should not be assumed that the present value of future net cash flows from the Company's proved reserves is the current market value of its estimated natural gas and oil reserves. In accordance with Commission requirements, the Company bases the estimated discounted future net cash flows from its proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the net present value estimate.

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

   Production of reserves from reservoirs in the Gulf of Mexico generally declines more rapidly than from reservoirs in many other producing regions of the world. This results in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial few years of production. As a result, reserve replacement needs from new prospects are greater and require the Company to incur significant capital expenditures to replace production. The rapid production declines of certain producing wells, combined with pipeline-mandated curtailments of certain facilities, shut-ins related to facility upgrades and less than anticipated results from workovers, resulted in lower production in the fourth quarter of 2001 compared to the prior quarter. The Company expects a further decline in production during the first quarter of 2002.

   Also, revenues and return on capital will depend significantly on prices prevailing during these relatively short production periods. The Company's potential need to generate revenues to fund ongoing capital commitments or reduce indebtedness may limit its ability to slow or shut-in production from producing wells during periods of low prices for natural gas and oil.

Natural gas and oil prices fluctuate widely, and low prices could have a material adverse impact on the Company's business and financial results.

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

   Prices for natural gas and oil fluctuate widely. For example, natural gas prices declined significantly in 2001 from levels reached in the second half of 2000 and early 2001. Prices for natural gas and oil also declined significantly in 1998 and, for an extended period of time, remained substantially below prices obtained in previous years. Among the factors that can cause this fluctuation are the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in natural gas and oil producing regions, the domestic and foreign supply of natural gas and oil, the price of foreign imports and overall economic conditions. If natural gas and oil prices decline, even if for only a short period of time, it is possible that write-downs of natural gas and oil properties could occur in the future.

Hedging production has limited and may continue to limit potential gains from increases in commodity prices or result in losses.

   The Company enters into hedging arrangements from time to time to reduce its exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. These financial arrangements take the form of swap contracts or costless collars and are placed with major trading counterparties the Company believes represent minimum credit risks. The Company had in place both financial hedge and physical contracts with Enron North America Corp. at the time it filed for bankruptcy in December 2001. Spinnaker did not receive payment as required under these contracts. The Company cannot provide assurance that other trading counterparties will not become credit risks in the future. Hedging arrangements expose the Company to risks in some circumstances, including situations when the other party to the hedging contract defaults on its contract obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. These hedging arrangements have limited and may continue to limit the benefit the Company could receive from increases in the prices for natural gas and oil. The Company cannot provide assurance that the hedging transactions it has entered into, or will enter into, will adequately protect it from fluctuations in natural gas and oil prices. The Company may choose not to engage in hedging transactions in the future. As a result, the Company may be adversely affected during periods of declining natural gas and oil prices.

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

   Under these laws and regulations, the Company could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. The Company does not believe that full insurance coverage for all potential environmental damages is available at a reasonable cost. Failure to comply with these laws and regulations also may result in the suspension or termination of its operations and subject the Company to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase costs. For example, Congress or the MMS could decide to limit exploratory drilling or natural gas production in additional areas of the Gulf of Mexico. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect the Company's financial condition and results of operations.

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

   The Company has experienced and expects to continue to experience substantial capital expenditure and working capital needs, particularly as a result of its drilling program. In the future, the Company expects it will require additional financing, in addition to cash generated from its operations, to fund its planned growth. The Company cannot be certain that additional financing will be available on acceptable terms or at all. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

Because the Company has a limited operating history and has incurred losses from operations in the past, future operating results are difficult to forecast. The Company's failure to sustain profitability in the future could adversely affect the market price of Spinnaker's Common Stock.

   The Company was formed in December 1996 and, as a result, has a limited operating history. The Company's limited operating history and the unpredictable results of its exploration and development strategy make it difficult to forecast operating results. In considering whether to invest in Spinnaker's Common Stock, the limited historical financial and operating information available on which to base an evaluation of the Company's performance should be considered. In addition, because the Company has a limited operating history and fewer financial resources than many companies in the industry, it may be at a disadvantage in bidding for exploratory prospects and in developing natural gas and oil properties. For a description of the competition the Company faces in its business, see "Item 1. Business--Competition."

   The Company incurred net losses of $1.3 million, $6.9 million, $2.2 million and $0.3 million in 1999, 1998, 1997 and 1996, respectively. The Company's development of and participation in a larger number of prospects has required and will continue to require substantial capital expenditures. The Company cannot provide assurance that it will sustain profitability or positive cash flows from operating activities in the future. The Company's failure to sustain profitability in the future could adversely affect the market price of Spinnaker's Common Stock.

Warburg owns a significant amount of Common Stock, giving it influence in corporate transactions and other matters, and the interests of Warburg could differ from those of other stockholders.

   At December 31, 2001, Warburg owned approximately 25 percent of the outstanding shares of Common Stock. As a result, Warburg is in a position to significantly influence the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of an amendment to the certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Its influence over Spinnaker may delay or prevent a change of control of the Company and may adversely affect the voting and other rights of other stockholders.

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

A portion of the Company's outstanding shares owned by Warburg or other significant stockholders may be sold into the market in the near future. This could cause the market price of the Common Stock to drop significantly, even if the Company's business is doing well.

   The market price of the Common Stock could drop due to sales of a large number of shares of Common Stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through any future offering of Common Stock.

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

Terrorist attacks on natural gas and oil production facilities, transportation systems and storage facilities could have a material adverse impact on the Company's business.

   Natural gas and oil production facilities, transportation systems and storage facilities could be targets of terrorist attacks. These attacks could have a material adverse impact if certain natural gas and oil infrastructure integral to the Company's operations were destroyed or damaged.

Critical Accounting Policies

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include depreciation, depletion and amortization ("DD&A") of proved natural gas and oil properties. Natural gas and oil reserve estimates, which are the basis for unit-of-production DD&A and the full cost ceiling test, are inherently imprecise and are expected to change as future information becomes available. The Company's critical accounting policies are as follows:

  Natural Gas and Oil Properties

   The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of exploring for natural gas and oil are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and costs related to such activities. Exclusive of field-level costs, Spinnaker capitalized $5.1 million, $3.8 million and $2.5 million of general and administrative costs in 2001, 2000 and 1999, respectively. These capitalized costs are directly related to exploration activities and include salaries, employee benefits, costs of consulting services and other related expenses. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to natural gas and oil properties. Spinnaker capitalized interest of $0, $17,000 and $966,000 in 2001, 2000 and 1999, respectively. Sales of natural gas and oil properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of natural gas and oil.

   The Company computes the provision for DD&A of natural gas and oil properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related carrying costs are excluded from the amortization base until the properties associated with these costs are evaluated. In addition to costs associated with evaluated properties, the amortization base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. Certain future development costs may be excluded from amortization when incurred in connection with major development projects expected to entail significant costs to ascertain the quantities of proved reserves attributable to the properties under development. The amounts that may be excluded are applicable portions of the costs that relate to the major development project and have not previously been included in the amortization base and the estimated future expenditures associated with the development project. Such costs may be excluded from costs to be amortized until the earlier determination of whether additional reserves are proved or impairment occurs. The Company has excluded from amortization a portion of the estimated future expenditures associated with common development costs on its deep water discovery at Front Runner based on existing proved reserves to total proved reserves expected to be established upon completion of the deep water project.

   Capitalized costs of natural gas and oil properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved natural gas and oil reserves, including the effects of hedging activities, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of natural gas and oil properties in the quarter in which the excess occurs. Given the volatility of natural gas and oil prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved natural gas and oil reserves will change in the near term. If natural gas and oil prices decline, even if for only a short period of time, or if the Company has downward revisions to its estimated proved reserves, it is possible that write-downs of natural gas and oil properties could occur in the future.

   The costs associated with unevaluated leasehold acreage, unamortized seismic data, wells currently drilling and capitalized interest are not initially included in the amortization base. Leasehold costs are either transferred to the amortization base with the costs of drilling the related well or are assessed quarterly for possible impairment or reduction in value. Leasehold costs are transferred to the amortization base if a reduction in value has occurred. Of the $102.9 million of net unproved property costs at December 31, 2001 excluded from the amortizable base, net costs of $19.7 million, $42.5 million and $12.3 million were incurred in 2001, 2000 and 1999, respectively, and $28.4 million was incurred prior to 1999. The majority of the costs will be evaluated over the next four years.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company currently records its plugging and abandonment costs, net of salvage value, with respect to its natural gas and oil properties as additional DD&A expense using the units-of-production method. This statement will require the Company to recognize a liability for the fair value of its plugging and abandonment liability, excluding salvage value, with the associated costs as part of its natural gas and oil property balance. The Company is evaluating the future financial effects of adopting SFAS No. 143 and expects to adopt the standard effective January 1, 2003.

  Commodity Price Risk Management Activities

   On January 1, 2001, the Company adopted SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be realized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of operations and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

  Stock Options

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Common Stock at the date of the grant over the amount an employee must pay to acquire the Common Stock. See Note 6 of the Notes to Consolidated Financial Statements.

Related Parties

   The Company paid $17.4 million in 2001 to affiliates of Baker Hughes Incorporated ("Baker Hughes"), an oilfield services company. Mr. Michael E. Wiley, a director of Spinnaker, serves as Chairman of the Board, Chief Executive Officer and President of Baker Hughes. The Company paid $83,000 and $528,000 in 2001 and 2000, respectively, to Cooper Cameron Corporation ("Cooper Cameron"), an oilfield services company. Mr. Sheldon R. Erikson, a director of Spinnaker, serves as Chairman of the Board, Chief Executive Officer and President of Cooper Cameron. The Company purchases oilfield goods, equipment and services from Baker Hughes, Cooper Cameron and other companies in the ordinary course of business. Spinnaker believes that these transactions are at arms-length and the charges and fees that it pays for such goods, equipment and services are competitive with the charges and fees of other companies providing oilfield goods, equipment and services to the oil and gas exploration and production industry.

Results of Operations

   The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:

                                                                  For the Year Ended December 31,
                                                                  ------------------------------
                                                                    2001         2000      1999
                                                                  --------     --------  -------
Production:
   Natural gas (MMcf)............................................   51,234       28,845   11,962
   Oil and condensate (MBbls)....................................      310          225      180
       Total (MMcfe).............................................   53,094       30,194   13,044
Revenues (in thousands):
   Natural gas................................................... $212,238     $133,264  $29,839
   Oil and condensate............................................    7,718        6,775    3,668
   Net hedging income (loss).....................................   (9,580)     (18,656)     751
                                                                  --------     --------  -------
       Total..................................................... $210,376     $121,383  $34,258
Average sales price per unit:
   Natural gas revenues from production (per Mcf)................ $   4.14     $   4.62  $  2.49
   Effects of hedging activities (per Mcf).......................    (0.18)       (0.59)    0.08
                                                                  --------     --------  -------
       Average price (per Mcf)................................... $   3.96     $   4.03  $  2.57

   Oil and condensate revenues from production (per Bbl)......... $  24.90     $  30.14  $ 20.33
   Effects of hedging activities (per Bbl).......................       --        (7.16)   (0.57)
                                                                  --------     --------  -------
       Average price (per Bbl)................................... $  24.90     $  22.98  $ 19.76

   Total revenues from production (per Mcfe)..................... $   4.14     $   4.64  $  2.57
   Effects of hedging activities (per Mcfe)......................    (0.18)       (0.62)    0.06
                                                                  --------     --------  -------
       Total average price (per Mcfe)............................ $   3.96     $   4.02  $  2.63
Expenses (per Mcfe):
   Lease operating expenses...................................... $   0.23     $   0.30  $  0.41
   Depreciation, depletion and amortization--natural gas and oil
     properties.................................................. $   1.60     $   1.57  $  1.59
Income from operations (in thousands)............................ $100,285     $ 57,264  $ 1,335

  Year Ended December 31, 2001 as Compared to the Year Ended December 31, 2000

   Revenues increased $89.0 million in 2001 compared to 2000. Excluding the effects of hedging activities, natural gas revenues increased $79.0 million and oil and condensate revenues increased $0.9 million. Losses resulting from hedging activities decreased by $9.1 million in 2001 compared to 2000, thereby improving revenues.

   Production increased approximately 22.9 Bcfe in 2001 compared to 2000. Average daily production in 2001 was 145 MMcfe compared to 82 MMcfe in 2000. Natural gas production volumes increased 22.4 Bcf, contributing $123.9 million of the increase in natural gas revenues, excluding the effects of hedging activities, offset in part by $44.9 million related to lower average natural gas prices in 2001 compared to 2000. Oil and condensate production volumes increased 85 MBbls, contributing $2.8 million of the increase in oil and condensate revenues, offset in part by $1.9 million related to decreases in average oil and condensate prices. The rapid production declines of certain producing wells, combined with pipeline-mandated curtailments of certain facilities, shut-ins related to facility upgrades and less than anticipated results from workovers, resulted in lower production in the fourth quarter of 2001 compared to the prior quarter. The Company expects a further decline in production during the first quarter of 2002.

   Lease operating expenses increased $3.1 million in 2001 compared to 2000. Of the total increase in lease operating expenses, $1.0 million was primarily related to workover activities in 2001 and $0.4 million was attributable to wells on new blocks that commenced production subsequent to December 31, 2000. The lease operating expense rate decreased 23 percent to $0.23 per Mcfe in 2001 compared to 2000 primarily due to increased production coupled with continued efficiencies gained in core operating areas, including the High Island 202 area.

   DD&A increased $37.7 million in 2001 compared to 2000. The change in DD&A was attributable to an increase in production of 22.9 Bcfe and a slightly higher DD&A rate, which impacted DD&A by $36.0 million and $1.7 million, respectively.

   General and administrative expenses increased $2.1 million in 2001 compared to 2000. The increase in general and administrative expenses was primarily due to higher employment-related costs resulting from the Company's recent growth.

   The Company had in place both financial hedge and physical contracts with Enron North America Corp. at the time it filed for bankruptcy in December 2001. Spinnaker did not receive payment for fixed price swap contracts totaling $2.1 million, intended to hedge December 2001 natural gas sales, and $1.4 million related to November 2001 natural gas production sold to Enron entities. The Company recorded a net reserve of $3.1 million related to these receivables and has no other exposure to Enron Corp. and its subsidiaries.

   Interest income increased $0.7 million in 2001 compared to 2000 primarily due to investment income associated with proceeds from the Company's public offering of Common Stock completed on August 16, 2000. Interest expense decreased $0.4 million in 2001 compared to 2000. The Company had no outstanding borrowings in 2001 compared to 2000.

   Income tax provision increased $16.4 million in 2001 compared to 2000 and primarily relates to deferred income taxes accrued at a 36 percent effective tax rate in 2001 and a 35 percent effective tax rate in 2000.

   The Company recognized net income of $66.2 million, or $2.45 per basic share and $2.34 per diluted share, in 2001 compared to net income of $38.6 million, or $1.70 per basic share and $1.61 per diluted share, in 2000.

  Year Ended December 31, 2000 as Compared to the Year Ended December 31, 1999

   Revenues, including the effects of hedging activities, increased $87.1 million in 2000 compared to 1999. Excluding the effects of hedging activities, natural gas revenues increased $103.4 million and oil and condensate revenues increased $3.1 million in 2000 compared to 1999. Net natural gas and oil hedging losses increased $19.4 million in 2000 compared to 1999.

   Production increased approximately 17.2 Bcfe in 2000 compared to 1999. Average daily production in 2000 was 82 MMcfe compared to 36 MMcfe in 1999. Natural gas production volumes increased 16.9 Bcf, primarily due to wells on 11 new blocks which commenced production in 2000, contributing $93.5 million of the increase in natural gas revenues, excluding the effects of hedging activities. Average natural gas prices increased, contributing $9.9 million of the increase in natural gas revenues. Oil and condensate production volumes increased approximately 45 MBbls, primarily due to wells on 11 new blocks which commenced production in 2000, contributing $2.4 million of the increase in oil and condensate revenues, excluding the effects of hedging activities. Average oil and condensate prices increased, contributing $0.7 million of the increase in oil and condensate revenues.

   Lease operating expenses increased $3.6 million in 2000 compared to 1999. Of the total increase in lease operating expenses, $4.1 million was attributable to wells on 11 new blocks which commenced production in 2000, offset in part by $0.5 million, primarily related to major workover activities in 1999. Lease operating expenses per Mcfe in 1999 included approximately $0.13 per Mcfe associated with workovers on two wells and well control activities on another well. Lease operating expenses per Mcfe in 2000 included approximately $0.03 per Mcfe associated with workovers on four wells.

   DD&A increased $26.8 million in 2000 compared to 1999. The increase in DD&A was primarily attributable to the 17.2 Bcfe increase in production volumes in 2000. The DD&A rate in 2000 decreased slightly from the DD&A rate in 1999.

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

   The Company recognized net income of $38.6 million, or $1.70 per basic share and $1.61 per diluted share, in 2000 compared to a net loss of $1.3 million in 1999. After dividends of $7.9 million on Preferred Stock that is no longer outstanding, the Company recognized a net loss available to common stockholders of $9.2 million, or a loss of $1.11 per basic and diluted share, in 1999.

Liquidity and Capital Resources

   The Company has experienced and expects to continue to experience substantial capital requirements, primarily due to its active exploration and development programs in the Gulf of Mexico. Capital expenditures in 2001, 2000 and 1999 were $288.8 million, $163.7 million and $85.1 million, respectively. Spinnaker has capital expenditure plans for 2002 totaling approximately $250 million. During 2001, Spinnaker participated in a significant deep water oil discovery, Front Runner, with a 25 percent non-operator working interest. The Company participated in five consecutive successful wells and sidetracks in testing the reservoirs on these blocks. Spinnaker has incurred capital expenditures associated with Front Runner of approximately $30 million through December 31, 2001 and expects to incur an aggregate of approximately $110 million in future development costs during 2002 and 2003. The 2002 capital expenditure plans include approximately $40 million related to the Front Runner production facilities. The Company is considering various financing alternatives for the cost of these facilities, including a lease.

   Natural gas and oil prices have a significant impact on the Company's cash flows available for capital expenditures and its ability to borrow and raise additional capital. The amount the Company can borrow under its Credit Facility is subject to periodic re-determination based in part on changing expectations of future prices.

Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. Additionally, the rapid production declines of certain producing wells, combined with pipeline-mandated curtailments of certain facilities, shut-ins related to facility upgrades and less than anticipated results from workovers, resulted in lower production in the fourth quarter of 2001 compared to the prior quarter. The Company expects a further decline in production during the first quarter of 2002.

   While the Company believes that working capital, cash flows from operations and available borrowings under its Credit Facility will be sufficient to meet its capital requirements in the next twelve months, additional debt or equity financing may be required in the future to fund its growth and exploration and development programs. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

   Spinnaker has an effective shelf registration statement relating to the potential public offer and sale by the Company or certain affiliates of up to $300.0 million of any combination of debt securities, preferred stock, common stock, warrants, stock purchase contracts and trust preferred securities from time to time or when financing needs arise. The registration statement does not provide assurance that the Company will or could sell any such securities.

   Cash and cash equivalents decreased $49.8 million to $14.1 million at December 31, 2001 from $63.9 million at December 31, 2000. The decrease in cash and cash equivalents resulted from $266.4 million used in investing activities, offset in part by $209.4 million provided by operating activities and $7.2 million provided by financing activities.

  Operating Activities

   Net cash provided by operating activities in 2001 increased 155 percent to $209.4 million from $82.0 million in 2000, primarily as a result of higher natural gas production. Cash flow from operations depends on the Company's ability to increase production through its exploration and development programs and the prices of natural gas and oil. The Company has made significant investments to expand its operations in the Gulf of Mexico. These investments have resulted in an increase in the Company's average daily production.

   The Company sells its natural gas and oil production under fixed or floating market price contracts. Spinnaker enters into hedging arrangements from time to time to reduce its exposure to fluctuations in natural gas and oil prices and achieve more predictable cash flow. However, these contracts also limit the benefits the Company would realize if prices increase. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

   The Company's cash flow from operations also depends on its ability to manage working capital, including accounts receivable, accounts payable and accrued liabilities. The decrease in accounts receivable of $21.5 million was primarily due to a decrease in accrued natural gas and oil sales of $21.6 million as a result of substantially lower natural gas prices in December 2001 compared to December 2000, partially offset by a net increase in all other receivables of $0.1 million. The increase in accounts payable and accrued liabilities of $18.8 million was primarily due to costs associated with increased drilling and development activities at the end of 2001 compared to the end of 2000, including non-cash activity of $14.8 million for property related payables and $7.2 million related to the tax effect of the fair market value of current derivatives.

  Investing Activities

   Net cash used in investing activities in 2001 increased 48 percent to $266.4 million from $180.2 million in 2000, primarily due to higher capital expenditures. Natural gas and oil capital expenditures in 2001 were $287.2 million compared to $161.8 million in 2000. The Company also purchased short-term investments of $29.6 million and sold short-term investments of $52.0 million.

   The Company drilled 35 wells in 2001, 19 of which were successful. In 2000, the Company drilled 28 wells, 16 of which were successful. Since inception and through December 31, 2001, the Company has drilled 94 wells, 56 of which were successful, representing a success rate of approximately 60 percent.

   The Company has capital expenditure plans for 2002 totaling approximately $250 million, primarily for costs related to exploration and development programs. The 2002 budget includes development costs that are contingent on the success of exploratory drilling. The Company does not anticipate any significant abandonment or dismantlement costs in 2002. Actual levels of capital expenditures may vary due to many factors, including drilling results, natural gas and oil prices, the availability of capital, industry conditions, acquisitions, decisions of operators and other prospect owners and the prices of drilling rig dayrates and other oilfield goods and services.

  Financing Activities

   Net cash provided by financing activities in 2001 decreased 95 percent to $7.2 million from $141.6 million in 2000, primarily due to proceeds from a Common Stock offering in 2000 of $138.9 million. The net cash provided by financing activities in 2001 related to stock option exercises.

   On December 28, 2001, the Company completed an unsecured $200.0 million Credit Facility with a group of seven banks. The three-year facility has an initial borrowing base of $125.0 million that is re-determined on April 30 and September 30 each year. The banks and Spinnaker also have the option to request one additional re-determination each year. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility is a fluctuating rate of interest equal to the higher of either the Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus
0.5 percent per annum. The Credit Facility contains covenants and restrictive provisions. At December 31, 2001, the Company was in compliance with the covenants and had no outstanding borrowings under the Credit Facility. As of March 7, 2002, the Company had outstanding borrowings of $21.0 million under the Credit Facility. For a description of the covenants and restrictive provisions in the Credit Facility, see Note 3 of the Notes to Consolidated Financial Statements.

  Contractual Obligations

   The Company leases administrative offices, office equipment and oil and gas equipment under non-cancelable operating leases. In addition, the Company has agreed to purchase $2.0 million of seismic-related services from PGS prior to December 31, 2002. Through December 31, 2001, the Company paid PGS a total of approximately $1.3 million for these services. The Company had no debt or capital leases outstanding as of December 31, 2001. The Company has incurred obligations in the ordinary course of business under purchase and service agreements which are not included in the table below. Obligations under operating leases and the Data Agreement as of December 31, 2001 are as follows:

                                                 Payments Due by Period
                                         --------------------------------------
                                                Less than  1-3    4-5    After
                                         Total   1 Year   Years  Years  5 Years
                                         ------ --------- ------ ------ -------
Operating leases........................ $6,914  $1,222   $3,858 $1,834   $--
Unconditional Data Agreement obligations    655     655       --     --    --
                                         ------  ------   ------ ------   ---
   Total................................ $7,569  $1,877   $3,858 $1,834   $--
                                         ======  ======   ====== ======   ===

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

   The Company is exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash, cash equivalents and short-term investments and the interest rate paid on borrowings under the Credit

Facility. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes, but may do so in the future.

  Commodity Price Risk

   The Company's revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. The Company sells its natural gas and oil production under fixed or floating market price contracts. Spinnaker enters into hedging arrangements from time to time to reduce its exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. However, these contracts also limit the benefits the Company would realize if prices increase. These financial arrangements take the form of swap contracts or costless collars and are placed with major trading counterparties the Company believes represent minimum credit risks. Spinnaker cannot provide assurance that these trading counterparties will not become credit risks in the future. The Company had in place both financial hedge and physical contracts with Enron North America Corp. at the time it filed for bankruptcy in December 2001. Spinnaker did not receive payment as required under these contracts. Under its current hedging practice, the Company generally does not hedge more than 66 2/3 percent of its estimated twelve-month production quantities without the prior approval of the risk management committee of the board of directors.

   The Company enters into New York Mercantile Exchange ("NYMEX") related swap contracts and collar arrangements from time to time. The Company's swap contracts will settle based on the reported settlement price on the NYMEX for the last trading day of each month for natural gas. In a swap transaction, the counterparty is required to make a payment to the Company for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. The Company is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. Some of the master agreements require the Company to make margin payments to counterparties when net exposure exceeds a certain threshold. As of March 7, 2002, Spinnaker's commodity price risk management positions in fixed price natural gas swap contracts were as follows:

                                         Average Weighted
                                          Daily   Average
                                         Volume  Price Per
                           Period        (MMBtu)   MMBtu
                           ------        ------- ---------
                     First Quarter 2002. 100,000   $3.23
                     Second Quarter 2002  93,407    3.20
                     Third Quarter 2002.  80,000    3.37
                     Fourth Quarter 2002  76,685    3.58
                     Full Year 2003.....  25,000    3.27

   Based upon the Company's assessment of its derivative contracts at December 31, 2001, it reported (i) a net current asset of $20.6 million and non-current asset of $1.7 million and (ii) accumulated other comprehensive income of $14.5 million, net of income taxes of $7.8 million. The Company recognized no ineffective component of the derivatives in earnings in 2001. In connection with monthly settlements, the Company recognized net hedging losses in revenues of $9.6 million and $18.7 million in 2001 and 2000, respectively. Based on future natural gas prices as of December 31, 2001, the Company would reclassify $20.6 million from accumulated other comprehensive income to earnings within the next 12 months. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

Item 8.  Financial Statements and Supplementary Data

   The consolidated financial statements and supplementary data of the Company appear on pages 38 through 61 hereof and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 13 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in or disagreements with the Company's accountants regarding accounting principles or practices or financial statement disclosures.

                                   PART III

   The Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12 and 13).

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Financial Statements

      (1) and (2) Financial Statements and Schedules

          See "Index to Consolidated Financial Statements" on page 38.

      (3) Exhibits

          See "Exhibit Index" on page 62.

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

 10.6   --Employment Agreement between Spinnaker and Roger L. Jarvis dated December 20, 1996, as amended (incorporated by reference to Exhibit 10.6 to Spinnaker's Registration Statement on
          Form S-1 (Commission File No. 333-83093))

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

 10.13  --Spinnaker Exploration Company 2000 Stock Option Plan (incorporated by reference to Exhibit
          10.13 to Spinnaker's Annual Report on Form 10-K for the year ended December 31, 2000)

 10.14  --Spinnaker Exploration Company 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Spinnaker's Registration Statement on Form S-8 (Commission File
          No. 333-61888))

   (b) Reports on Form 8-K

      The Company filed a Form 8-K dated January 22, 2002 that summarized its commodity price risk management positions for 2002 and 2003.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2002
                                          SPINNAKER EXPLORATION COMPANY

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

          Signature                       Title                 Date
          ---------                       -----                 ----

    /s/  ROGER L. JARVIS      Chairman, President, Chief    March 8, 2002
-----------------------------   Executive Officer and
       Roger L. Jarvis          Director

    /s/  ROBERT M. SNELL      Vice President, Chief         March 8, 2002
-----------------------------   Financial Officer and
       Robert M. Snell          Secretary (Principal
                                Financial Officer)

   /s/  JEFFREY C. ZARUBA     Vice President, Treasurer and March 8, 2002
-----------------------------   Assistant Secretary
      Jeffrey C. Zaruba         (Principal Accounting
                                Officer)

   /s/  SHELDON R. ERIKSON    Director                      March 8, 2002
-----------------------------
     Sheldon R. Erikson

   /s/  JEFFREY A. HARRIS     Director                      March 8, 2002
-----------------------------
      Jeffrey A. Harris

   /s/  MICHAEL E. MCMAHON    Director                      March 8, 2002
-----------------------------
     Michael E. McMahon

   /s/  MICHAEL G. MORRIS     Director                      March 8, 2002
-----------------------------
      Michael G. Morris

    /s/  HOWARD H. NEWMAN     Director                      March 8, 2002
-----------------------------
      Howard H. Newman

    /s/  MICHAEL E. WILEY     Director                      March 8, 2002
-----------------------------
      Michael E. Wiley

                         SPINNAKER EXPLORATION COMPANY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Report of Independent Public Accountants...............................................................  39
Consolidated Balance Sheets as of December 31, 2001 and 2000...........................................  40
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001  41
Consolidated Statements of Equity for each of the three years in the period ended December 31, 2001....  42
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001  43
Notes to Consolidated Financial Statements.............................................................  44
Schedule II--Valuation and Qualifying Accounts and Reserves............................................  64

   With the exception of Schedule II--Valuation and Qualifying Accounts and Reserves, all other schedules for which provision is made in the applicable rules and regulations of the Securities and Exchange Commission have been omitted as the schedules are not required under the related instructions, are not applicable or the information required thereby is set forth in the Consolidated Financial Statements or the Notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Spinnaker Exploration Company:

   We have audited the accompanying consolidated balance sheets of Spinnaker Exploration Company (a Delaware corporation) and subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spinnaker Exploration Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   As explained in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for its derivative instruments.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
February 15, 2002

                         SPINNAKER EXPLORATION COMPANY

                          CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share data)

                                                                                      As of December 31,
                                                                                     -------------------
                                                                                       2001       2000
                                      ASSETS                                         ---------  --------
CURRENT ASSETS:
   Cash and cash equivalents........................................................ $  14,061  $ 63,910
   Short-term investments...........................................................        --    22,387
   Accounts receivable, net of allowance for doubtful accounts of $3,059 and $0 at
     December 31, 2001 and 2000, respectively.......................................    24,129    45,594
   Hedging assets...................................................................    20,593        --
   Other............................................................................     3,664     6,402
                                                                                     ---------  --------
       Total current assets.........................................................    62,447   138,293
PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full-cost accounting:
     Proved properties..............................................................   575,806   293,002
     Unproved properties and properties under development, not being amortized......   102,881    83,165
   Other............................................................................     7,245     5,642
                                                                                     ---------  --------
                                                                                       685,932   381,809
   Less--Accumulated depreciation, depletion and amortization.......................  (163,359)  (77,428)
                                                                                     ---------  --------
       Total property and equipment.................................................   522,573   304,381
OTHER ASSETS........................................................................     2,296        30
                                                                                     ---------  --------
       Total assets................................................................. $ 587,316  $442,704
                                                                                     =========  ========

                              LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Accounts payable................................................................. $  32,383  $ 28,616
   Accrued liabilities and other....................................................    50,718    35,672
                                                                                     ---------  --------
       Total current liabilities....................................................    83,101    64,288
DEFERRED INCOME TAXES...............................................................    45,723    17,157
COMMITMENTS AND CONTINGENCIES (Note 11)
EQUITY:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued
     and outstanding at December 31, 2001 and 2000, respectively....................        --        --
   Common stock, $0.01 par value; 50,000,000 shares authorized; 27,308,912 shares issued and 27,293,264 shares outstanding at December 31, 2001 and 26,494,593
     shares issued and 26,476,817 shares outstanding at December 31, 2000...........       273       265
   Additional paid-in capital.......................................................   365,993   349,506
   Retained earnings................................................................    77,758    11,532
   Less: Treasury stock, at cost, 15,648 and 17,776 shares at December 31, 2001 and
     2000, respectively.............................................................       (39)      (44)
   Accumulated other comprehensive income...........................................    14,507        --
                                                                                     ---------  --------
       Total equity.................................................................   458,492   361,259
                                                                                     ---------  --------
       Total liabilities and equity................................................. $ 587,316  $442,704
                                                                                     =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                             For the Year Ended December 31,
                                                                             ------------------------------
                                                                               2001         2000      1999
                                                                             --------     --------  -------
REVENUES.................................................................... $210,376     $121,383  $34,258
EXPENSES:
   Lease operating expenses.................................................   12,132        9,009    5,411
   Depreciation, depletion and amortization--natural gas and oil properties.   85,059       47,451   20,788
   Depreciation and amortization--other.....................................      398          309      213
   General and administrative...............................................    9,443        7,350    4,860
   Charges related to Enron bankruptcy......................................    3,059           --       --
   Stock appreciation rights expense........................................       --           --    1,651
                                                                             --------     --------  -------
       Total expenses.......................................................  110,091       64,119   32,923
                                                                             --------     --------  -------
INCOME FROM OPERATIONS......................................................  100,285       57,264    1,335
OTHER INCOME (EXPENSE):
   Interest income..........................................................    3,574        2,908      528
   Interest expense, net....................................................     (381)        (748)  (2,805)
                                                                             --------     --------  -------
       Total other income (expense).........................................    3,193        2,160   (2,277)
                                                                             --------     --------  -------
INCOME (LOSS) BEFORE INCOME TAXES...........................................  103,478       59,424     (942)
   Income tax provision.....................................................   37,252       20,858       --
                                                                             --------     --------  -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................................   66,226       38,566     (942)
   Cumulative effect of change in accounting principle (Note 1).............       --           --     (395)
                                                                             --------     --------  -------
NET INCOME (LOSS)...........................................................   66,226       38,566   (1,337)
ACCRUAL OF DIVIDENDS ON PREFERRED STOCK.....................................       --           --   (7,911)
                                                                             --------     --------  -------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS.......................... $ 66,226     $ 38,566  $(9,248)
                                                                             ========     ========  =======
BASIC INCOME (LOSS) PER COMMON SHARE:
   Income (loss) before cumulative effect of change in accounting principle. $   2.45     $   1.70  $ (1.06)
   Cumulative effect of change in accounting principle......................       --           --    (0.05)
                                                                             --------     --------  -------
NET INCOME (LOSS) PER COMMON SHARE.......................................... $   2.45     $   1.70  $ (1.11)
                                                                             ========     ========  =======
DILUTED INCOME (LOSS) PER COMMON SHARE:
   Income (loss) before cumulative effect of change in accounting principle. $   2.34     $   1.61  $ (1.06)
   Cumulative effect of change in accounting principle......................       --           --    (0.05)
                                                                             --------     --------  -------
NET INCOME (LOSS) PER COMMON SHARE.......................................... $   2.34     $   1.61  $ (1.11)
                                                                             ========     ========  =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
   Basic....................................................................   27,079       22,679    8,355
                                                                             ========     ========  =======
   Diluted..................................................................   28,360       24,011    8,355
                                                                             ========     ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY

                       CONSOLIDATED STATEMENTS OF EQUITY

          (In thousands, except shares and dividends per share data)

                                                                                  Retained             Accumulated
                                 Shares Issued         Par Value     Additional   Earnings                Other
                             ---------------------- ----------------  Paid-In   (Accumulated Treasury Comprehensive  Total
                             Pref-erred-   Common   Preferred Common  Capital     Deficit)    Stock      Income      Equity
                             ----------- ---------- --------- ------ ---------- ------------ -------- ------------- --------
Balance, December 31, 1998..  3,030,920   4,082,200   $ 30     $ 20   $ 74,649    $(17,786)   $  --     $     --    $ 56,913
  Net loss..................         --          --     --       --         --      (1,337)      --           --      (1,337)

  Comprehensive loss........

  Common stock split........         --          --     --       20        (20)         --       --           --          --
  Common stock issuance.....         --   9,076,096     --       91    111,260          --       --           --     111,351
  Exercise of stock options.         --       5,808     --       --         29          --       --           --          29
  Preferred stock dividends
   ($3.00 per share)........         --          --     --       --         --      (7,911)      --           --      (7,911)
  Conversion of preferred
   stock to common stock.... (3,030,920)  6,061,840    (30)      61        (31)         --       --           --          --
  Reinvestment of
   preferred stock
   dividends into
   common stock.............         --   1,200,248     --       12     16,299          --       --           --      16,311
  Stock compensation
   costs....................         --          --     --       --        150          --       --           --         150
  Stock appreciation rights
   termination..............         --          --     --       --      1,651          --       --           --       1,651
  Treasury stock............         --          --     --       --         --          --      (55)          --         (55)
                             ----------  ----------   ----     ----   --------    --------    -----     --------    --------
Balance, December 31, 1999..         --  20,426,192     --      204    203,987     (27,034)     (55)          --     177,102
  Net income................         --          --     --       --         --      38,566       --           --      38,566

  Comprehensive income......

  Common stock issuance.....         --   5,600,000     --       56    138,342          --       --           --     138,398
  Exercise of stock options.         --     462,478     --        5      3,195          --       11           --       3,211
  Employer contributions
   to 401(k) Plan...........         --       5,923     --       --        148          --       --           --         148
  Stock compensation
   costs....................         --          --     --       --        158          --       --           --         158
  Tax benefit associated
   with exercise of non-
   qualified stock options..         --          --     --       --      3,676          --       --           --       3,676
                             ----------  ----------   ----     ----   --------    --------    -----     --------    --------
Balance, December 31, 2000..         --  26,494,593     --      265    349,506      11,532      (44)          --     361,259
  Net income................         --          --     --       --         --      66,226       --           --      66,226
  Other comprehensive
   income, net of tax:
   Cumulative effect of
    accounting change
    for derivative
    financial
    instruments.............         --          --     --       --         --          --       --      (27,126)    (27,126)
   Net change in fair
    value of derivative
    financial
    instruments.............         --          --     --       --         --          --       --       35,502      35,502
   Financial derivative
    settlements
    reclassed to income.....         --          --     --       --         --          --       --        6,131       6,131

  Comprehensive income......

  Exercise of stock options.         --     808,863     --        8      7,142          --        5           --       7,155
  Employer contributions
   to 401(k) Plan...........         --       5,456     --       --        216          --       --           --         216
  Stock compensation costs..         --          --     --       --        114          --       --           --         114
  Tax benefit associated
   with exercise of non-
   qualified stock options..         --          --     --       --      9,015          --       --           --       9,015
                             ----------  ----------   ----     ----   --------    --------    -----     --------    --------
Balance, December 31, 2001..         --  27,308,912   $ --     $273   $365,993    $ 77,758    $ (39)    $ 14,507    $458,492
                             ==========  ==========   ====     ====   ========    ========    =====     ========    ========


                             Comprehensive
                             Income (Loss)
                             -------------
Balance, December 31, 1998..
  Net loss..................   $ (1,337)
                               --------
  Comprehensive loss........   $ (1,337)
                               ========
  Common stock split........
  Common stock issuance.....
  Exercise of stock options.
  Preferred stock dividends
   ($3.00 per share)........
  Conversion of preferred
   stock to common stock....
  Reinvestment of
   preferred stock
   dividends into
   common stock.............
  Stock compensation
   costs....................
  Stock appreciation rights
   termination..............
  Treasury stock............

Balance, December 31, 1999..
  Net income................   $ 38,566
                               --------
  Comprehensive income......   $ 38,566
                               ========
  Common stock issuance.....
  Exercise of stock options.
  Employer contributions
   to 401(k) Plan...........
  Stock compensation
   costs....................
  Tax benefit associated
   with exercise of non-
   qualified stock options..

Balance, December 31, 2000..
  Net income................   $ 66,226
  Other comprehensive
   income, net of tax:
   Cumulative effect of
    accounting change
    for derivative
    financial
    instruments.............    (27,126)
   Net change in fair
    value of derivative
    financial
    instruments.............     35,502
   Financial derivative
    settlements
    reclassed to income.....      6,131
                               --------
  Comprehensive income......   $ 80,733
                               ========
  Exercise of stock options.
  Employer contributions
   to 401(k) Plan...........
  Stock compensation costs..
  Tax benefit associated
   with exercise of non-
   qualified stock options..

Balance, December 31, 2001..


  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                          For the Year Ended December 31,
                                                                          ------------------------------
                                                                            2001       2000       1999
                                                                          ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)....................................................... $  66,226  $  38,566  $ (1,337)
 Adjustments to reconcile net income (loss) to net cash provided by (used
   in) operating activities:
   Depreciation, depletion and amortization..............................    85,457     47,760    21,001
   Deferred income tax expense...........................................    36,977     20,833        --
   Other.................................................................       549        306        --
   Stock appreciation rights expense.....................................        --         --     1,651
   Cumulative effect of change in accounting principle...................        --         --       395
   Change in components of working capital:
     Accounts receivable.................................................    21,465    (34,799)   (6,974)
     Accounts payable and accrued liabilities............................    (3,216)    14,861      (636)
     Other current assets and other......................................     1,979     (5,523)      805
                                                                          ---------  ---------  --------
       Net cash provided by operating activities.........................   209,437     82,004    14,905

CASH FLOWS FROM INVESTING ACTIVITIES:
 Oil and gas properties..................................................  (302,046)  (198,787)  (78,894)
 Change in property related payables.....................................    14,821     36,976    (5,291)
 Proceeds from sale of natural gas and oil assets........................        --      5,971        --
 Purchases of other property and equipment...............................    (1,603)    (1,928)     (916)
 Purchases of short-term investments.....................................   (29,627)   (22,387)       --
 Sales of short-term investments.........................................    52,014         --        --
                                                                          ---------  ---------  --------
       Net cash used in investing activities.............................  (266,441)  (180,155)  (85,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings................................................        --     17,000    53,000
 Payments on borrowings..................................................        --    (17,000)  (72,000)
 Proceeds from issuance of common stock..................................        --    138,936   108,720
 Common stock issuance costs.............................................        --       (538)   (1,109)
 Proceeds from exercise of stock options.................................     7,155      3,211        29
 Preferred stock dividends...............................................        --         --       (78)
 Acquisition of treasury stock...........................................        --         --       (55)
                                                                          ---------  ---------  --------
       Net cash provided by financing activities.........................     7,155    141,609    88,507
                                                                          ---------  ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................   (49,849)    43,458    18,311
CASH AND CASH EQUIVALENTS, beginning of year.............................    63,910     20,452     2,141
                                                                          ---------  ---------  --------
CASH AND CASH EQUIVALENTS, end of year................................... $  14,061  $  63,910  $ 20,452
                                                                          =========  =========  ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest, net of amounts capitalized...................... $     190  $     380  $  2,591
 Cash paid for income taxes, net.........................................       275         25        --
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
 Reinvestment of preferred dividends payable into common stock........... $      --  $      --  $ 16,311
 Issuance of common stock for amended seismic data rights................        --         --     2,900

  The accompanying notes are an integral part of these consolidated financial statements.

                         SPINNAKER EXPLORATION COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies:

   Spinnaker Exploration Company ("Spinnaker" or the "Company") was formed in 1996 and engages in the exploration, development and production of natural gas and oil properties in the U.S. Gulf of Mexico.

   On September 28, 1999, the Company priced its initial public offering of 8,000,000 shares of common stock, par value $0.01 per share ("Common Stock"), and commenced trading the following day. After payment of underwriting discounts and commissions, the Company received net proceeds of $108.7 million on October 4, 1999. With a portion of the proceeds, the Company retired all outstanding debt of $72.0 million. In connection with the initial public offering, the Company converted all outstanding Series A Convertible Preferred Stock, par value $0.01 per share ("Preferred Stock"), into shares of Common Stock, and certain shareholders reinvested preferred dividends payable of $16.3 million into shares of Common Stock.

   A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below:

  General

   The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

  Principles of Consolidation

   The accompanying consolidated financial statements include the activities and accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances are eliminated in consolidation.

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

  Other Current Assets

   Other current assets include unamortized debt financing costs of $328,000 and $114,000 at December 31, 2001 and 2000, respectively. Other non-current assets include unamortized debt financing costs of $554,000 at

                         SPINNAKER EXPLORATION COMPANY

December 31, 2001. These costs are amortized to interest expense over the three-year term of the related credit facility. Amortization of these and other debt financing costs included in interest expense was $219,000, $354,000 and $576,000 for the years ended December 31, 2001, 2000 and 1999, respectively. See Note 3.

  Natural Gas and Oil Properties

   The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of exploring for natural gas and oil are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and costs related to such activities. Exclusive of field-level costs, Spinnaker capitalized $5.1 million, $3.8 million and $2.5 million of general and administrative costs in 2001, 2000 and 1999, respectively. These capitalized costs are directly related to exploration activities and include salaries, employee benefits, costs of consulting services and other related expenses. Costs associated with production and general corporate activities are expensed in the period incurred. Interest costs related to unproved properties and properties under development are also capitalized to natural gas and oil properties. Spinnaker capitalized interest of $0, $17,000 and $966,000 in 2001, 2000 and 1999, respectively. Sales of natural gas and oil properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of natural gas and oil.

   The Company computes the provision for DD&A of natural gas and oil properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related carrying costs are excluded from the amortization base until the properties associated with these costs are evaluated. In addition to costs associated with evaluated properties, the amortization base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. Certain future development costs may be excluded from amortization when incurred in connection with major development projects expected to entail significant costs to ascertain the quantities of proved reserves attributable to the properties under development. The amounts that may be excluded are applicable portions of the costs that relate to the major development project and have not previously been included in the amortization base and the estimated future expenditures associated with the development project. Such costs may be excluded from costs to be amortized until the earlier determination of whether additional reserves are proved or impairment occurs. The Company has excluded from amortization a portion of the estimated future expenditures associated with common development costs on one of its deep water discoveries based on existing proved reserves to total proved reserves expected to be established upon completion of the deep water project.

   Capitalized costs of natural gas and oil properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved natural gas and oil reserves, including the effects of hedging activities, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of natural gas and oil properties in the quarter in which the excess occurs. Given the volatility of natural gas and oil prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved natural gas and oil reserves will change in the near term. If natural gas and oil prices decline, even if for only a short period of time, or if the Company has downward revisions to its estimated proved reserves, it is possible that write-downs of natural gas and oil properties could occur in the future.

   The costs associated with unevaluated leasehold acreage, unamortized seismic data, wells currently drilling and capitalized interest are not initially included in the amortization base. Leasehold costs are either transferred to the amortization base with the costs of drilling the related well or are assessed quarterly for possible

                         SPINNAKER EXPLORATION COMPANY
impairment or reduction in value. Leasehold costs are transferred to the amortization base if a reduction in value has occurred. Of the $102.9 million of net unproved property costs at December 31, 2001 excluded from the amortizable base, net costs of $19.7 million, $42.5 million and $12.3 million were incurred in 2001, 2000 and 1999, respectively, and $28.4 million was incurred prior to 1999. The majority of the costs will be evaluated over the next four years.

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

  Organization Costs

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires that costs for start-up activities and organization costs be expensed as incurred and not capitalized as had previously been allowed. SOP 98-5 was effective for financial statements for fiscal years beginning after 1998. The Company adopted this policy in the first quarter of 1999 and recorded a charge related to this accounting change of $395,000 in conjunction with the write-off of previously capitalized organization costs.

  Revenue Recognition Policy

   The Company records as revenue only that portion of production sold and delivered and allocable to its ownership interest in the related property. Imbalances arise when a purchaser takes delivery of more or less volume from a property than the Company's actual interest in the production from that property. Such imbalances are reduced either by subsequent recoupment of over-and-under deliveries or by cash settlement, as required by applicable contracts. Under-imbalances included in accounts receivable were $706,000 and $458,000 at December 31, 2001 and 2000, respectively. Over-imbalances included in accrued liabilities were $650,000 and $720,000 at December 31, 2001 and 2000, respectively.

  Income Taxes

   Under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," deferred income taxes are recognized at each year-end for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

                         SPINNAKER EXPLORATION COMPANY

Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Common Stock at the date of the grant over the amount an employee must pay to acquire the Common Stock. See Note 6.

  Stock Split

   On September 1, 1999, the Company declared a two-for-one stock split on the Common Stock (the "Stock Split"). All references to the number of common shares and per share amounts elsewhere in the Consolidated Financial Statements and Notes thereto have been restated as appropriate to reflect the effect of the Stock Split for all periods presented.

  New Accounting Pronouncements

   On January 1, 2001, the Company adopted SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be realized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of operations and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting. Upon adoption of SFAS No. 133 on January 1, 2001, the Company designated its open derivative contracts as cash flow hedges and recorded (i) a net current liability of $41.7 million, representing the fair market value of all derivatives on that date and (ii) a reduction of equity through accumulated other comprehensive income of $27.1 million, representing the fair market value of the derivatives as of January 1, 2001, net of income taxes of $14.6 million.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company currently records its plugging and abandonment costs, net of salvage value, with respect to its natural gas and oil properties as additional DD&A expense using the units-of-production method. This statement will require the Company to recognize a liability for the fair value of its plugging and abandonment liability, excluding salvage value, with the associated costs as part of its natural gas and oil property balance. The Company is evaluating the future financial effects of adopting SFAS No. 143 and expects to adopt the standard effective January 1, 2003.

  Financial Instruments and Price Risk Management Activities

   At December 31, 2001, the Company's financial instruments consisted of cash and cash equivalents, receivables, payables and derivative instruments. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value because of the short-term nature of these items. The Company enters into hedging arrangements from time to time to reduce its exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. These hedging arrangements take the form of swap contracts or costless collars and are placed with major trading counterparties the Company believes represent minimum credit risks. Under its current hedging practice, the Company generally does not hedge more than 66 2/3 percent of its estimated twelve-month production quantities without the prior approval of the risk management committee of the board of directors.

                         SPINNAKER EXPLORATION COMPANY

  Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and trade accounts receivable. Management believes that the credit risk posed by this concentration is offset by the creditworthiness of the Company's customer base.

   Derivative contracts also subject the Company to concentration of credit risk. Management believes that the credit risk posed by this concentration is mitigated by its hedging policy. The hedging policy requires that (i) at no time will any hedging agreement of any nature have a counterparty with a minimum long-term senior unsecured indebtedness rating less than "BBB+" by Standard & Poors Corporation or "Baa1" by Moody's Investors Services, Inc. at the time that such counterparty entered into the relevant transaction under such hedging agreement and (ii) at no time will exposure to any single counterparty exceed 25 percent of the estimated twelve-month production volumes from total proved reserves.

   The Company had in place both financial hedge and physical contracts with Enron North America Corp. at the time it filed for bankruptcy in December 2001. Spinnaker did not receive payment for fixed price swap contracts totaling $2.1 million, intended to hedge December 2001 natural gas sales, and $1.4 million related to November 2001 natural gas production sold to Enron entities. The Company recorded a net reserve of $3.1 million related to these receivables and has no other exposure to Enron Corp. and its subsidiaries.

  Risk Factors

   The Company's revenues, profitability, cash flow and future growth rates are substantially dependent upon the price of and demand for natural gas and oil. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond the control of the Company. The Company is also dependent upon the continued success of its exploratory drilling program. Other factors that could affect revenues, profitability, cash flow and future growth rates include the inherent uncertainties in reserve estimates, the concentration of production and reserves in a small number of offshore properties, relatively short production periods for Gulf of Mexico properties, hedging production and the ability to replace reserves and finance growth.

2.  Accounts Receivable and Accrued Liabilities:

   Supplemental disclosures related to accounts receivable and accrued liabilities and other are as follows (in thousands):

                                                              December 31,
                                                            ----------------
                                                             2001     2000
                                                            -------  -------
   Natural gas and oil sales............................... $10,679  $32,328
   Hedging receivable......................................   2,093       --
   Joint interest billings.................................   8,735   10,466
   Insurance claims receivable.............................   4,593    1,581
   Other receivables.......................................   1,088    1,219
   Allowance for doubtful accounts.........................  (3,059)      --
                                                            -------  -------
      Total accounts receivable............................ $24,129  $45,594
                                                            =======  =======

   Accrued liabilities..................................... $43,510  $35,672
   Deferred income taxes associated with hedging activities   7,208       --
                                                            -------  -------
      Total accrued liabilities and other.................. $50,718  $35,672
                                                            =======  =======

                         SPINNAKER EXPLORATION COMPANY

3.  Debt:

   In September 1998, the Company entered into an $85.0 million credit agreement ("Credit Agreement") with certain financial institutions. The Credit Agreement was secured by the Company's interests in natural gas and oil properties and by certain guarantees of Petroleum Geo-Services ASA ("PGS") and Warburg, Pincus Ventures L.P. ("Warburg"). With proceeds from the initial public offering, the Company paid the outstanding borrowings of $72.0 million as of October 4, 1999. Interest expense related to the Credit Agreement was $2.4 million for the year ended December 31, 1999, excluding amounts related to the stock issuances for guarantees. In consideration for providing guarantees under the Credit Agreement, PGS and Warburg were entitled to receive Common Stock. Such stock issuances were accounted for in interest expense at the fair value of the guarantees provided and amounted to $840,000 in 1999. The overall weighted average interest rate for borrowings outstanding under the Credit Agreement was 5.71 percent in 1999. The Credit Agreement was scheduled to mature on December 31, 1999; however, the Company amended and restated the original Credit Agreement in October 1999.

   In October 1999, the Company, Bank of Montreal and Credit Suisse First Boston entered into the $25.0 million Amended and Restated 364-Day Credit Agreement ("First Amended Credit Agreement"). The weighted average interest rate for borrowings outstanding under the First Amended Credit Agreement was
8.72 percent in 2000. The First Amended Credit Agreement was amended on July 20, 2000. The Second Amended and Restated Credit Agreement provided a $75.0 million credit facility ("Second Amended Credit Agreement") with an initial borrowing base of $40.0 million and an original term of 364 days. The borrowing base as of December 31, 2000 was $30.0 million. The Second Amended Credit Agreement was renewed for an additional 364-day term on July 18, 2001 before being terminated on December 28, 2001.

   On December 28, 2001, the Company replaced the Second Amended Credit Agreement with an unsecured $200.0 million credit facility ("Credit Facility") with a group of seven banks. The three-year facility has an initial borrowing base of $125.0 million that is re-determined on April 30 and September 30 each year. The banks and Spinnaker also have the option to request one additional re-determination each year. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility is a fluctuating rate of interest equal to the higher of either the Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5 percent per annum. The Credit Facility contains covenants and restrictive provisions, including the following limitations, subject to some exceptions, where the
Company:

  . may not incur any other indebtedness from borrowings, except for indebtedness arising under hedging agreements, indebtedness incurred in the ordinary course of business not to exceed $1.0 million, unsecured vendor indebtedness of the Company related to purchases of 2-D and 3-D seismic data made in the ordinary course of business in an amount not to exceed $25.0 million, other unsecured indebtedness in an amount not to exceed $10.0 million in the aggregate;

  . may not incur any liens upon properties or assets other than permitted liens securing indebtedness of up to $1.0 million, liens on the 2-D and 3-D seismic data securing the indebtedness permitted to acquire such data, pledges or deposits to secure hedging agreements up to $15.0 million, liens on property required as a condition to enter into a synthetic lease transaction in the ordinary course of business and other liens in the ordinary course of business;

  . may not dispose of any assets or properties except obsolete equipment, inventory sold in the ordinary course of business, reserves in non-proved categories, a second license in certain seismic data, or interests in natural gas and oil properties included in the borrowing base in an aggregate amount not to exceed $25.0 million in any fiscal year;

                         SPINNAKER EXPLORATION COMPANY

  . may not make or pay any dividend, distribution or payment in respect of capital stock nor purchase, redeem, acquire, retire or permit any reduction or retirement of capital stock in excess of $10.0 million in any fiscal year;

  . must maintain the ratio of consolidated current assets to consolidated current liabilities as of the end of each fiscal quarter so that it is not less than 1.00 to 1.00. For purposes of the calculation, availability under the Credit Facility is included as current assets, any payments of principal owing under the Credit Facility required to be repaid within one year from the time of the calculation are excluded from current liabilities and mark-to-market hedging exposure is excluded from both current assets and current liabilities;

  . must maintain a tangible net worth so that it is not less than the sum of 80 percent of the tangible net worth as of September 30, 2001, plus 50 percent of the adjusted consolidated net income for each fiscal quarter since the closing of the Credit Facility, plus 75 percent of the proceeds from the sale of any security, including without limitation, common equity, preferred equity or other equity interests or equity securities including warrants, options and the like issued after the closing of the Credit Facility; and

  . may not enter into any hedging agreement unless the percent of volumes to be hedged to estimated production volumes for such month from total internally-projected proved reserves does not exceed: 100 percent for the period one to three months from and after the hedging agreement transaction date, 66 2/3 percent for the period four to 18 months from and after the hedging agreement transaction date and 33 1/3 percent for the period 19 to 36 months from and after the hedging agreement transaction date. Additionally, at no time will any hedging agreement of any nature have a counterparty with a minimum long-term senior unsecured indebtedness rating less than "BBB+" by Standard & Poors Corporation or "Baa1" by Moody's Investors Services, Inc. at the time that such counterparty entered into the relevant transaction under such hedging agreement and at no time will exposure to any single counterparty exceed 25 percent of the estimated twelve-month production volumes from total proved reserves.

   At December 31, 2001, the Company was in compliance with the covenants and had no outstanding borrowings under the Credit Facility. As of March 7, 2002, the Company had outstanding borrowings of $21.0 million under the Credit Facility.

4.  Seismic Data Agreement:

   The Company and PGS entered into a seismic data agreement ("Data Agreement") dated December 20, 1996, whereby PGS agreed to transfer to Spinnaker certain rights to 3-D seismic data in consideration of Spinnaker equity. The Company accounted for the contribution of the Data Agreement at PGS' cost, which was immaterial.

   The Company has agreed to purchase $2.0 million of seismic related services from PGS prior to December 31, 2002. The Company paid to PGS approximately $397,000, $449,000 and $318,000 in 2001, 2000 and 1999, respectively, for seismic-related services. Through December 31, 2001, the Company has paid PGS a total of approximately $1.3 million for seismic-related services. The Company expects to purchase additional seismic-related services for the remaining commitment under the Data Agreement during 2002.

   The Data Agreement was amended effective June 30, 1999. The amended Data Agreement modified the amount, type and geographic coverage of the data and related information made available to Spinnaker. In exchange for the amended rights under the Data Agreement, Spinnaker issued to PGS an additional 1,000,000 shares of Common Stock. This transaction was accounted for at PGS' cost of $2.9 million, pursuant to Staff Accounting Bulletin No. 48.

                         SPINNAKER EXPLORATION COMPANY

5.  Equity:

   Prior to Spinnaker's initial public offering in September 1999, the Company sold Preferred Stock to various investors. On September 28, 1999, the Company priced its initial public offering of 8,000,000 shares of Common Stock and commenced trading the following day. In connection with the initial public offering, the Company converted all outstanding Preferred Stock into 6,061,840 shares of Common Stock, and certain shareholders reinvested preferred dividends payable of $16.3 million into 1,200,248 shares of Common Stock. On August 16, 2000, the Company completed a public offering of 5,600,000 shares of Common Stock at $26.25 per share. After payment of underwriting discounts and commissions, the Company received net proceeds of $138.9 million. On December 20, 2000, PGS sold its 5,388,743 shares of Common Stock at $29.25 per share. Spinnaker received no proceeds from this sale.

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

   Spinnaker has an effective shelf registration statement relating to the potential public offer and sale by the Company or certain affiliates of up to $300.0 million of any combination of debt securities, preferred stock, common stock, warrants, stock purchase contracts and trust preferred securities from time to time. The registration statement does not provide assurance that the Company will or could sell any such securities.

6.  Stock Plans:

   At December 31, 2001, officers, directors and employees had been granted options to purchase Common Stock under stock plans adopted in 1998, 1999, 2000 and 2001. The exercise price of each option equals the market price of Spinnaker's Common Stock on the date of grant. Stock option grants generally vest ratably over four years, with 20 percent vesting on the date of grant and 20 percent vesting in each of the succeeding four years, and expire after ten years. In the event of certain significant changes in control of the Company, all options then outstanding generally will become immediately exercisable in full.

   In January 1998, the stockholders approved the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was amended and restated in September 1999 and authorized the issuance of 2,673,242 shares of Common Stock. In September 1999, the stockholders approved the 1999 Stock Incentive Plan ("1999 Plan"). The number of shares of Common Stock that may be issued under the 1999 Plan may not exceed 1,300,000 shares. The maximum number of shares of Common Stock that may be subject to awards granted under the 1999 Plan to any one individual during any calendar year may not exceed 300,000. In connection with the 1999 Plan, the stockholders approved the Adjunct Stock Option Plan ("Adjunct Plan"). The number of shares of Common Stock that may be issued under the Adjunct Plan may not exceed 21,920. In November 2000, the board of directors adopted the 2000 Stock Option Plan ("2000 Plan"). Stockholder approval was not required for the 2000 Plan. The number of shares of Common Stock that may be issued under the 2000 Plan may not exceed 500,000 shares. In May 2001, the stockholders approved the 2001 Stock Incentive Plan ("2001 Plan"). The number of shares of Common Stock that may be issued under the 2001 Plan may not exceed 1,500,000 shares.

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation. In accordance with APB Opinion No. 25, compensation expense related to stock-based compensation included in general and administrative expense was approximately $114,000, $158,000 and $150,000 in 2001, 2000 and 1999, respectively. Had compensation cost for the Company's stock option compensation plans been determined based on the fair value at the grant dates for awards under these plans

                         SPINNAKER EXPLORATION COMPANY
consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) available to common stockholders and pro forma net income (loss) per common share would have been as follows (in thousands, except per share amounts):

                                                             For the Year Ended December 31,
                                                             ------------------------------
                                                               2001       2000       1999
                                                              -------    -------   --------
Pro forma net income (loss) available to common stockholders $57,379    $35,543   $(10,950)
                                                              =======    =======   ========
Pro forma net income (loss) per common share:
   Basic.................................................... $  2.12    $  1.57   $  (1.31)
                                                              =======    =======   ========
   Diluted.................................................. $  2.02    $  1.48   $  (1.31)
                                                              =======    =======   ========

   For purposes of the SFAS No. 123 disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with assumptions for grants in 2001, 2000 and 1999 as follows:

                                           For the Year Ended December 31,
                                         -----------------------------------
                                            2001        2000        1999
                                         ----------- ----------- -----------
    Risk-free interest rate............. 4.85%-5.57% 5.14%-6.82% 4.67%-6.08%
    Volatility factor...................    43.0%       42.5%       54.8%
    Dividend yield......................     0%          0%          0%
    Expected life of the options (years)      4           4          4.5

   Presented below is a summary of stock option activity.

                                               2001                 2000                 1999
                                       -------------------- -------------------- --------------------
                                                   Weighted             Weighted             Weighted
                                         Shares    Average    Shares    Average    Shares    Average
                                         Under     Exercise   Under     Exercise   Under     Exercise
                                         Option     Price     Option     Price     Option     Price
                                       ----------  -------- ----------  -------- ----------  --------
Outstanding, beginning of year........  3,718,886   $13.80   3,382,974   $10.56   2,526,880   $ 9.11
   Granted............................  1,242,800    37.90     802,470    23.45     866,574    14.74
   Exercised..........................   (810,991)    8.82    (466,558)    6.88      (5,872)    4.97
   Forfeited..........................    (88,139)   17.57          --       --      (4,608)    9.29
                                       ----------           ----------           ----------
Outstanding, end of year..............  4,062,556    22.08   3,718,886    13.80   3,382,974    10.56
                                       ==========           ==========           ==========
Exercisable, end of year..............  2,273,548    16.16   2,364,270    11.38   1,919,019     9.62
                                       ==========           ==========           ==========
Available for grant, end of year......    648,545              303,206              605,676
                                       ==========           ==========           ==========
Weighted average fair value of options
  granted during the year............. $    23.76           $    15.17           $     6.78
                                       ==========           ==========           ==========

   The Company transferred treasury shares to certain employees in connection with their exercises of 2,128 and 4,080 options in 2001 and 2000, respectively. Options to purchase 640 shares of Common Stock forfeited during 1999 are not available for future grants.

                         SPINNAKER EXPLORATION COMPANY

   At December 31, 2001, the following options were outstanding and exercisable and had the indicated weighted average remaining contractual lives:

                          Outstanding         Exercisable
                      ------------------- -------------------
                                Weighted            Weighted    Weighted
                                 Average             Average    Average
         Range of               Exercise            Exercise   Remaining
      Exercise Prices Number of Price Per Number of Price Per Contractual
         Per Share     Options    Share    Options    Share   Life (Years)
         ---------    --------- --------- --------- --------- ------------
        $2.50-$5.00     626,824  $ 4.94     602,272  $ 4.95       5.2
       $14.50-$16.13  1,785,312   15.37   1,256,598   15.39       6.7
       $22.25-$31.69    367,420   27.79     134,838   27.61       9.0
       $37.55-$41.73  1,283,000   38.17     279,840   38.21       9.2
                      ---------           ---------
                      4,062,556           2,273,548
                      =========           =========

   Prior to July 1999, the stock option agreements of two of the Company's officers provided that they could elect to have the Company deliver shares equal to the appreciation in the value of the stock over the option price in lieu of purchasing the amount of shares under option. Based on management's estimate of the share value of the Company, compensation expense of approximately $1.7 million was recorded in 1999 related to the stock appreciation rights of the stock option agreements. In July 1999, these two officers agreed to eliminate the stock appreciation rights feature of their stock option agreements.

7.  Earnings Per Share:

   Basic and diluted net income (loss) per common share is computed based on the following information (in thousands, except per share amounts):

                                                                           For the Year Ended December 31,
                                                                           ------------------------------
                                                                              2001       2000      1999
                                                                            -------     -------   -------
Numerator:
   Net income (loss) available to common stockholders..................... $66,226     $38,566   $(9,248)
                                                                            =======     =======   =======
Denominator:
   Basic weighted average number of shares................................  27,079      22,679     8,355
                                                                            =======     =======   =======
   Dilutive securities:
       Stock options......................................................   1,281       1,332        --
                                                                            -------     -------   -------
   Diluted adjusted weighted average number of shares and assumed
     conversions..........................................................  28,360      24,011     8,355
                                                                            =======     =======   =======
Net income (loss) per common share:
   Basic:
       Income (loss) before cumulative effect of change in accounting
         principle........................................................ $  2.45     $  1.70   $ (1.06)
       Cumulative effect of change in accounting principle................      --          --     (0.05)
                                                                            -------     -------   -------
   Net income (loss) per common share..................................... $  2.45     $  1.70   $ (1.11)
                                                                            =======     =======   =======
   Diluted:
       Income (loss) before cumulative effect of change in accounting
         principle........................................................ $  2.34     $  1.61   $ (1.06)
       Cumulative effect of change in accounting principle................      --          --     (0.05)
                                                                            -------     -------   -------
   Net income (loss) per common share..................................... $  2.34     $  1.61   $ (1.11)
                                                                            =======     =======   =======

                         SPINNAKER EXPLORATION COMPANY

   For purposes of the diluted earnings per share calculations in 2001 and 2000, certain stock options that could potentially dilute earnings per share are excluded as they were anti-dilutive. In addition, the Preferred Stock and stock options are considered anti-dilutive in 1999 and not considered in the calculations.

8.  Major Customers:

   The Company had natural gas and oil sales to four customers accounting for approximately 32 percent, 23 percent, 21 percent and 17 percent, respectively, of total natural gas and oil revenues, excluding the effects of hedging activities, for the year ended December 31, 2001. The Company had natural gas and oil sales to three customers accounting for approximately 61 percent, 11 percent and 11 percent, respectively, of total natural gas and oil revenues, excluding the effects of hedging activities, for the year ended December 31, 2000. The Company had natural gas and oil sales to two customers accounting for 68 percent and 32 percent, respectively, of total natural gas and oil revenues, excluding the effects of hedging activities, for the year ended December 31, 1999. One of the customers in 2001 and 2000 was Enron North America Corp. Spinnaker no longer sells its natural gas and oil production to this customer.

9.  Related-Party Transactions:

   The Company paid PGS approximately $397,000, $449,000 and $318,000 in 2001, 2000 and 1999, respectively, for seismic-related services.

   The Company paid $17.4 million in 2001 to affiliates of Baker Hughes Incorporated ("Baker Hughes"), an oilfield services company. Mr. Michael E. Wiley, a director of Spinnaker, serves as Chairman of the Board, Chief Executive Officer and President of Baker Hughes. The Company paid $83,000 and $528,000 in 2001 and 2000, respectively, to Cooper Cameron Corporation ("Cooper Cameron"), an oilfield services company. Mr. Sheldon R. Erikson, a director of Spinnaker, serves as Chairman of the Board, Chief Executive Officer and President of Cooper Cameron. The Company purchases oilfield goods, equipment and services from Baker Hughes, Cooper Cameron and other companies in the ordinary course of business. Spinnaker believes that these transactions are at arms-length and the charges and fees that it pays for such goods, equipment and services are competitive with the charges and fees of other companies providing oilfield goods, equipment and services to the oil and gas exploration and production industry.

   The Data Agreement was amended effective June 30, 1999. In exchange for the amended rights under the Data Agreement, Spinnaker issued 1,000,000 shares of Common Stock to PGS. See Note 4.

   From September 30, 1998 through October 4, 1999, PGS and Warburg provided certain guarantees for the Credit Agreement totaling $75.0 million. See Note 3.

10.  Income Taxes:

   As of December 31, 2001, the Company had approximately $162.2 million of net operating loss carryforwards, of which $23.0 million, $30.2 million, $39.5 million and $69.5 million expire in 2018, 2019, 2020 and 2021, respectively.

                         SPINNAKER EXPLORATION COMPANY

   The significant items giving rise to the deferred income tax assets and liabilities are as follows (in thousands):

                                                           As of December 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  -------
   Deferred income tax liabilities:
      Basis differences in natural gas and oil properties. $104,141  $50,925
      Hedging activities..................................    7,812       --
                                                           --------  -------
          Total deferred income tax liabilities...........  111,953   50,925
   Deferred income tax assets:
      Net operating losses................................ $ 58,400  $32,836
      Other...............................................      622      932
                                                           --------  -------
          Total deferred income tax assets................   59,022   33,768
                                                           --------  -------
   Net deferred income tax liabilities.................... $ 52,931  $17,157
                                                           ========  =======

   Tax benefits of $9.0 million and $3.7 million associated with the exercise of non-qualified stock options during the years ended December 31, 2001 and 2000 are reflected as a component of equity. The deferred income tax liability includes $7.8 million related to the tax effect of the fair market value of derivatives at December 31, 2001 as required by SFAS No. 133, as amended.

   Significant components of the provision for income taxes are as follows (in thousands):

                                         For the Year Ended
                                            December 31,
                                        --------------------
                                         2001    2000   1999
                                        ------- ------- ----
                    Current............ $   275 $    25 $--
                    Deferred...........  36,977  20,833  --
                                        ------- ------- ---
                       Total provision. $37,252 $20,858 $--
                                        ======= ======= ===

   The differences between the provision for income taxes and the amount that would be determined by applying the statutory federal income tax rate of 35 percent to the income (loss) before income taxes are as follows (in thousands):

                                                          For the Year Ended
                                                             December 31,
                                                        ----------------------
                                                         2001    2000    1999
                                                        ------- -------  -----
Federal income tax expense (benefit) at statutory rates $36,217 $20,798  $(468)
Non-deductible expenses and other......................   1,035     659    601
Valuation allowance....................................      --    (599)  (133)
                                                        ------- -------  -----
   Total provision..................................... $37,252 $20,858  $  --
                                                        ======= =======  =====

   No net income tax benefit was recognized in 1999 due to the uncertainty of future realization as the Company had not established a history of net operating income.

11.  Commitments and Contingencies:

   The Company is, from time to time, party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

                         SPINNAKER EXPLORATION COMPANY

  Data Agreement

   The Company has agreed to purchase $2.0 million of seismic-related services from PGS prior to December 31, 2002. Through December 31, 2001, the Company paid PGS a total of approximately $1.3 million for these services.

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

   Effective January 1, 2000, the Company began matching employee contributions to the 401(k) Plan. The Company matches 100 percent of each participant's contributions up to six percent of the participant's annual base salary. In connection with the employer match, the Company issued 5,456 shares of Common Stock valued at $216,000 in 2001 and 5,923 shares of Common Stock valued at $148,000 in 2000.

  Leases

   The Company leases administrative offices under non-cancelable operating leases expiring in 2007. Certain of the lease agreements require that the Company pay for utilities, maintenance and other operational expenses of the building. Additionally, the leases contain escalation clauses. The Company also leases office equipment and oil and gas equipment under non-cancelable operating leases. Rental expense was $700,000, $476,000 and $319,000 in 2001, 2000 and 1999, respectively. Minimum future obligations under non-cancelable operating leases at December 31, 2001 for the following five years are $1.2 million, $1.3 million, $1.3 million, $1.3 million and $1.8 million, respectively.

  Summary of Contractual Obligations

   The Company had no debt or capital leases outstanding as of December 31, 2001. The Company has incurred obligations in the ordinary course of business under purchase and service agreements which are not included in the table below. Obligations under operating leases and the Data Agreement as of December 31, 2001 are as follows:

                                                 Payments Due by Period
                                         --------------------------------------
                                                Less than  1-3    4-5    After
                                         Total   1 Year   Years  Years  5 Years
                                         ------ --------- ------ ------ -------
Operating leases........................ $6,914  $1,222   $3,858 $1,834   $--
Unconditional Data Agreement obligations    655     655       --     --    --
                                         ------  ------   ------ ------   ---
   Total................................ $7,569  $1,877   $3,858 $1,834   $--
                                         ======  ======   ====== ======   ===

                         SPINNAKER EXPLORATION COMPANY

12.  Commodity Price Risk Management Activities:

   The Company enters into New York Mercantile Exchange ("NYMEX") related swap contracts and collar arrangements from time to time. The Company's swap contracts will settle based on the reported settlement price on the NYMEX for the last trading day of each month for natural gas. In a swap transaction, the counterparty is required to make a payment to the Company for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. The Company is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. Some of the master agreements require the Company to make margin payments to counterparties when net exposure exceeds a certain threshold. As of March 7, 2002, Spinnaker's commodity price risk management positions in fixed price natural gas swap contracts were as follows:

                                         Average Weighted
                                          Daily   Average
                                         Volume  Price Per
                           Period        (MMBtu)   MMBtu
                           ------        ------- ---------
                     First Quarter 2002. 100,000   $3.23
                     Second Quarter 2002  93,407    3.20
                     Third Quarter 2002.  80,000    3.37
                     Fourth Quarter 2002  76,685    3.58
                     Full Year 2003.....  25,000    3.27

   Based upon the Company's assessment of its derivative contracts at December 31, 2001, it reported (i) a net current asset of $20.6 million and a noncurrent asset of $1.7 million and (ii) accumulated other comprehensive income of $14.5 million, net of income taxes of $7.8 million. The Company recognized no ineffective component of the derivatives in earnings in 2001. In connection with monthly settlements, the Company recognized net hedging losses of $9.6 million in revenues in 2001. Based on future natural gas prices as of December 31, 2001, the Company would reclassify $20.6 million from accumulated other comprehensive income to earnings within the next 12 months. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

13.  Quarterly Financial Data (Unaudited):

   Quarterly operating results for the years ended December 31, 2001 and 2000 are summarized as follows (in thousands, except per share amounts):

                                                 (Unaudited)
                                            For the Quarter Ended
                                ---------------------------------------------
                                March 31, June 30, September 30, December 31,
                                --------- -------- ------------- ------------
   2001:
   Revenues....................  $67,453  $59,500     $44,818      $38,605
   Income from operations......   42,792   32,886      16,150        8,457
   Net income..................   28,148   21,781      10,803        5,494
   Net income per common share:
      Basic....................  $  1.05  $  0.80     $  0.40      $  0.20
      Diluted..................  $  1.00  $  0.77     $  0.38      $  0.19
   2000:
   Revenues....................  $13,867  $19,145     $29,755      $58,616
   Income from operations......    2,926    5,323      13,356       35,659
   Net income..................    3,086    5,239       8,229       22,012
   Net income per common share:
      Basic....................  $  0.15  $  0.26     $  0.35      $  0.84
      Diluted..................  $  0.15  $  0.24     $  0.33      $  0.79

                         SPINNAKER EXPLORATION COMPANY

   The Company had in place both financial hedge and physical contracts with Enron North America Corp. at the time it filed for bankruptcy in December 2001. Spinnaker did not receive payment for fixed price swap contracts intended to hedge December 2001 natural gas sales and November 2001 natural gas production sold to Enron entities. The Company recorded a net reserve of $3.1 million in the fourth quarter of 2001 related to these receivables and has no other exposure to Enron Corp. and its subsidiaries.

14. Supplementary Financial Information on Natural Gas and Oil Exploration, Development and Production Activities (Unaudited):

   The following tables set forth certain historical costs and operating information related to the Company's natural gas and oil producing activities.

  Capitalized Costs and Costs Incurred

   Capitalized costs and costs incurred related to natural gas and oil producing activities are summarized below (in thousands):

                                                         As of December 31,
                                                        -------------------
                                                          2001       2000
                                                        ---------  --------
   Capitalized costs:
      Proved properties................................ $ 575,806  $293,002
      Unproved properties not being amortized..........   102,881    83,165
                                                        ---------  --------
          Total........................................   678,687   376,167
   Accumulated depreciation, depletion and amortization  (158,746)  (73,687)
                                                        ---------  --------
          Net capitalized costs........................ $ 519,941  $302,480
                                                        =========  ========

   Depreciation, depletion and amortization per Mcfe was $1.60, $1.57 and $1.59 in 2001, 2000 and 1999, respectively.

  Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

   Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include the costs of drilling exploratory wells, including those in progress, geological and geophysical service costs and depreciation of support equipment used in exploration activities. Development costs include the costs of drilling development wells and costs of completions, platforms, facilities and pipelines. Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows (in thousands):

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                    2001       2000      1999
                                                  --------   --------   -------
                Acquisition costs:
                   Unproved..................... $ 34,524   $ 21,421   $13,911
                   Proved.......................       --         --        --
                Exploration costs...............  192,114    121,451    45,152
                Development costs...............   75,882     51,144    23,614
                                                  --------   --------   -------
                       Total costs incurred..... $302,520   $194,016   $82,677
                                                  ========   ========   =======

                         SPINNAKER EXPLORATION COMPANY

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

   The Company's net ownership in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves, all of which are located in the Gulf of Mexico, are as follows:

                                                Natural   Oil and   Natural Gas
                                                  Gas    Condensate Equivalents
                                                (MMcf)    (MBbls)     (MMcfe)
                                                -------  ---------- -----------
Proved reserves as of December 31, 1998........  50,946       470      53,766
   Extensions, discoveries and other additions.  43,270     2,039      55,505
   Revisions of previous estimates.............   7,776        83       8,274
   Production.................................. (11,962)     (180)    (13,044)
                                                -------    ------     -------
Proved reserves as of December 31, 1999........  90,030     2,412     104,501
   Extensions, discoveries and other additions.  97,665     1,027     103,829
   Revisions of previous estimates.............   5,248      (116)      4,552
   Production.................................. (28,845)     (225)    (30,194)
                                                -------    ------     -------
Proved reserves as of December 31, 2000........ 164,098     3,098     182,688
   Extensions, discoveries and other additions.  74,531    18,921     188,057
   Revisions of previous estimates............. (11,414)    2,829       5,556
   Production.................................. (51,234)     (310)    (53,094)
                                                -------    ------     -------
Proved reserves as of December 31, 2001(1)..... 175,981    24,538     323,207
                                                =======    ======     =======
Proved developed reserves:
   December 31, 1998...........................  30,806       318      32,715
                                                =======    ======     =======
   December 31, 1999...........................  50,756       384      53,062
                                                =======    ======     =======
   December 31, 2000........................... 112,315     1,042     118,568
                                                =======    ======     =======
   December 31, 2001(1)........................  82,221       748      86,711
                                                =======    ======     =======

--------
(1) During 2001, Spinnaker participated in a significant deep water oil discovery on Green Canyon Blocks 338/339 ("Front Runner") with a 25 percent non-operator working interest. The Company participated in five consecutive successful wells and sidetracks in testing the reservoirs on these blocks. This significant oil discovery has changed Spinnaker's reserve profile. Proved oil and condensate reserves were 46 percent of total proved reserves at December 31, 2001 compared to 10 percent at December 31, 2000. Of the Company's total proved reserves as of December 31, 2001, 73 percent were proved undeveloped reserves. Front Runner represented more than 50 percent of total proved undeveloped reserves.

  Standardized Measure of Discounted Future Net Cash Flows

   The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:

  . Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.

                         SPINNAKER EXPLORATION COMPANY

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

   The standardized measure of discounted future net cash flows is not intended to present the fair market value of the Company's natural gas and oil reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, an allowance for return on investment and the risks inherent in reserve estimates. Given the volatility of natural gas and oil prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved natural gas and oil reserves will change in the near term. If natural gas and oil prices decline, even if for only a short period of time, or if the Company has significant downward revisions to its estimated proved reserves, it is possible that write-downs of natural gas and oil properties could occur in the future. The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows (in thousands):

                                                         For the Year Ended December 31,
                                                         -------------------------------
                                                           2001        2000       1999
                                                         ---------  ----------  --------
Future cash inflows(1).................................. $ 944,861  $1,730,754  $275,539
Future operating expenses...............................  (164,105)    (60,259)  (36,396)
Future development costs................................  (191,711)    (68,929)  (48,717)
                                                         ---------  ----------  --------
Future net cash flows before income taxes...............   589,045   1,601,566   190,426
Future income taxes(2)..................................  (120,489)   (516,488)       --
                                                         ---------  ----------  --------
Future net cash flows...................................   468,556   1,085,078   190,426
10 percent annual discount..............................  (139,000)   (185,941)  (38,862)
                                                         ---------  ----------  --------
Standardized measure of discounted future net cash flows $ 329,556  $  899,137  $151,564
                                                         =========  ==========  ========

--------
(1) Weighted average market prices for natural gas and oil used to calculate future cash inflows were $2.71, $9.99 and $2.37 per Mcf of natural gas and $19.23, $30.41 and $25.70 per barrel of oil in 2001, 2000 and 1999, respectively.
(2) Net operating loss carryforwards and basis in natural gas and oil properties eliminated the need for future income taxes in 1999.

                         SPINNAKER EXPLORATION COMPANY

   The primary sources of change in the standardized measure of discounted future net cash flows are as follows (in thousands):

                                                                     For the Year Ended December 31,
                                                                     ------------------------------
                                                                       2001       2000       1999
                                                                     ---------  ---------  --------
Standardized measure, beginning of year............................. $ 899,137  $ 151,564  $ 52,109
   Extensions and discoveries, net of related costs.................   198,709    719,694    75,572
   Sales of natural gas and oil produced, net of production costs...  (207,824)  (131,030)  (28,097)
   Net changes in prices and production costs.......................  (958,755)   486,496    22,869
   Change in future development costs...............................   (18,959)    (3,501)   (1,957)
   Development costs incurred during the period that reduced future
     development costs..............................................    47,463     37,851    14,494
   Revisions of quantity estimates..................................     6,092     34,749    13,624
   Accretion of discount............................................   132,067     15,156     5,211
   Net change in income taxes.......................................   335,952   (421,535)       --
   Change in production rates and other.............................  (104,326)     9,693    (2,261)
                                                                     ---------  ---------  --------
Standardized measure, end of year................................... $ 329,556  $ 899,137  $151,564
                                                                     =========  =========  ========

                                 EXHIBIT INDEX

Exhibit
Number                                              Description
------                                              -----------
 3.1    --Certificate of Incorporation of Spinnaker, as amended (incorporated by reference to Exhibit 3.1 to
        Spinnaker's Registration Statement on Form S-1 (Commission File No. 333-83093))
 3.2    --Restated Bylaws of Spinnaker (incorporated by reference to Exhibit 3.2 to Spinnaker's Registration
        Statement on Form S-1 (Commission File No. 333-83093))
 4.1    --Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to Spinnaker's
        Registration Statement on Form S-3 (Commission File No. 333-72238))
10.1    --Second Amended and Restated Data Contribution Agreement between Petroleum Geo-Services
        ASA, Seismic Energy Holdings, Inc., Spinnaker Exploration Company, L.L.C. and Spinnaker dated
        June 30, 1999 (incorporated by reference to Exhibit 10.1 to Spinnaker's Registration Statement on
        Form S-1 (Commission File No. 333-83093))
10.2    --Amended and Restated 1998 Spinnaker Stock Option Plan (incorporated by reference to Exhibit 10.2 to Spinnaker's Registration Statement on Form S-1 (Commission File No. 333-83093))
10.3    --Amended and Restated Stockholders Agreement by and among Spinnaker, Warburg, Pincus
        Ventures, Petroleum Geo-Services, Roger L. Jarvis, James M. Alexander, William D. Hubbard,
        Kelly M. Barnes and certain other stockholders of Spinnaker (including the Registration Rights
        Agreement as Exhibit A to the Stockholders Agreement) (incorporated by reference to Exhibit 10.3 to Spinnaker's Registration Statement on Form S-1 (Commission File No. 333-83093))
10.3.1  --First Amendment to the Amended and Restated Stockholders Agreement by and among Spinnaker,
        Warburg, Pincus Ventures, Petroleum Geo-Services, Roger L. Jarvis, James M. Alexander, William
        D. Hubbard, Kelly M. Barnes and certain other stockholders of Spinnaker (incorporated by reference to Exhibit 10.3.1 to Spinnaker's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.4    --Second Amended and Restated Credit Agreement for a $75.0 million credit facility among
        Spinnaker, Credit Suisse First Boston and TD Securities (USA) Inc. dated July 20, 2000
        (incorporated by reference to Exhibit 10.4 to Spinnaker's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 2000)
10.4.1  --First Amendment to Second Amended and Restated Credit Agreement dated as of September 30,
        2000 (incorporated by reference to Exhibit 10.4.1 to Spinnaker's Quarterly Report on Form 10-Q for
        the quarter ended September 30, 2000)
10.4.2  --Second Amendment to Second Amended and Restated Credit Agreement dated as of July 18, 2001
        (incorporated by reference to Exhibit 10.4.2 to Spinnaker's Quarterly Report on Form 10-Q for the
        quarter ended June 30, 2001)
10.5*   --Credit Agreement for a $200 million credit facility dated as of December 28, 2001.
10.6    --Employment Agreement between Spinnaker and Roger L. Jarvis dated December 20, 1996, as amended (incorporated by reference to Exhibit 10.6 to Spinnaker's Registration Statement on Form
        S-1 (Commission File No. 333-83093))
10.7    --Employment Agreement between Spinnaker and William D. Hubbard dated February 24, 1997, as amended (incorporated by reference to Exhibit 10.8 to Spinnaker's Registration Statement on Form
        S-1 (Commission File No. 333-83093))
10.8    --Employment Agreement between Spinnaker and Kelly M. Barnes dated February 24, 1997, as amended (incorporated by reference to Exhibit 10.9 to Spinnaker's Registration Statement on Form
        S-1 (Commission File No. 333-83093))
10.9    --1999 Spinnaker Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Spinnaker's
        Registration Statement on Form S-1 (Commission File No. 333-83093))

Exhibit
Number                                             Description
------                                             -----------
 10.10  --1999 Spinnaker Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to
        Spinnaker's Registration Statement on Form S-1 (Commission File No. 333-83093))
 10.11  --Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Spinnaker's
        Registration Statement on Form S-1 (Commission File No. 333-83093))
 10.12  --Adjunct Stock Option Plan (incorporated by reference to Exhibit 4.3 to Spinnaker's Registration
        Statement on Form S-8 (Commission File No. 333-36592))
 10.13  --Spinnaker Exploration Company 2000 Stock Option Plan (incorporated by reference to Exhibit 10.13 to Spinnaker's Annual Report on Form 10-K for the year ended December 31, 2000)
 10.14  --Spinnaker Exploration Company 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Spinnaker's Registration Statement on Form S-8 (Commission File
        No. 333-61888))
 12.1*  --Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred
        Dividends
 21.1   --Subsidiaries of Spinnaker Exploration Company (incorporated by reference to Exhibit 21.1 to
        Spinnaker's Registration Statement on Form S-1 (Commission File No. 333-83093))
 23.1*  --Consent of Arthur Andersen LLP
 23.2*  --Consent of Ryder Scott Company, L.P.

--------
* Filed herewith.

                                                                    Schedule II

                         SPINNAKER EXPLORATION COMPANY

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             For the Years Ended December 31, 2001, 2000 and 1999
                                (In thousands)

                                     Balance at  Charged to             Balance
                                     Beginning     Costs     Deductions at End
                                      of Year   and Expenses and Other  of Year
                                     ---------- ------------ ---------- -------
 Year ended December 31, 2001:
    Allowance for doubtful accounts.    $--        $3,059       $--     $3,059
 Year ended December 31, 2000:
    Allowance for doubtful accounts.     --            --        --         --
 Year ended December 31, 1999:
    Allowance for doubtful accounts.     --            --        --         --