Form 10-K405/A
period 2001-12-31
SPINNAKER EXPLORATION CO
filed 2002-03-22
CIK 1089697

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 21, 2002 was approximately $906,558,000.

   The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, on March 21, 2002 was 27,399,397.

================================================================================

   Spinnaker Exploration Company ("Spinnaker" or the "Company") hereby amends the following items of its Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 11, 2002.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

   The following table sets forth information as to each director of Spinnaker Exploration Company regarding their name, age as of March 15, 2002, principal occupation, other directorships in certain companies held by them and the length of their continuous service as a director of Spinnaker.

                                                                  Director
     Directors         Principal Occupation and Directorships      Since   Age
     ---------      --------------------------------------------- -------- ---
 Roger L. Jarvis... Chairman of the Board, President and Chief      1996   48
                    Executive Officer of the Company; Director,
                    National-Oilwell, Inc.

 Jeffrey A. Harris. Senior Managing Director, Warburg Pincus        1996   46
                    LLC; Partner, Warburg Pincus & Co.;
                    Director, ECsoft Group plc, Industri-
                    Matematik International Corp. and Knoll, Inc.

 Howard H. Newman.. Vice Chairman, Warburg Pincus LLC;              1996   54
                    Partner, Warburg Pincus & Co.; Director,
                    ADVO, Inc., Cox Insurance Holdings, Plc,
                    Eagle Family Foods Holdings, Inc., EEX
                    Corporation, Encore Acquisition Company
                    and Newfield Exploration Company

 Michael E. McMahon Partner, RockPort Partners LLC                  1999   54

 Sheldon R. Erikson Chairman of the Board, President and Chief      2000   60
                    Executive Officer, Cooper Cameron
                    Corporation; Director, Layne Christensen Co.,
                    NCI Building Systems, Inc., Petroleum
                    Equipment Suppliers Association and
                    American Petroleum Institute

 Michael G. Morris. Chairman of the Board, President and Chief      2001   55
                    Executive Officer, Northeast Utilities;
                    Director, Institute of Nuclear Power
                    Operations, Nuclear Energy Institute, Edison
                    Electric Institute, Association of Edison
                    Illuminating Companies, American Gas
                    Association, Nuclear Electric Insurance
                    Limited, Connecticut Business & Industry
                    Association and Webster Financial
                    Corporation

 Michael E. Wiley.. Chairman of the Board, President and Chief      2001   51
                    Executive Officer, Baker Hughes
                    Incorporated; Director, American Petroleum
                    Institute

   Each of the directors has been engaged in the principal occupation set forth opposite his name for the past five years except as follows:

   Mr. McMahon was a Managing Director of Chase Securities, Inc., from July 1997 to June 1998. From October 1994 until July 1997, Mr. McMahon was a Managing Director of Lehman Brothers.

   Mr. Morris was President and Chief Executive Officer of Consumers Energy Company, a subsidiary of CMS Energy Corporation, from 1994 to 1997.

   Mr. Wiley was President and Chief Operating Officer of Atlantic Richfield Company (ARCO) from 1998 through May 2000. Prior to 1998, Mr. Wiley served as Chairman, President and Chief Executive Officer of Vastar Resources, Inc.

Executive Officers

   The following table sets forth certain information with respect to the executive officers of the Company as of March 15, 2002. The Company's executive officers serve at the discretion of the Board of Directors of the Company (the "Board of Directors").

    Name               Age                     Position
    ----               ---                     --------
    Roger L. Jarvis... 48  Chairman of the Board, President and Chief
                           Executive Officer
    Robert M. Snell... 46  Vice President, Chief Financial Officer and
                           Secretary
    William D. Hubbard 58  Vice President--Exploration
    L. Scott Broussard 44  Vice President--Drilling and Production
    Kelly M. Barnes... 48  Vice President--Land
    Jimmy W. Bennett.. 55  Vice President--Systems Technology and
                           Processing
    Jeffrey C. Zaruba. 37  Vice President, Treasurer and Assistant Secretary

   Roger L. Jarvis has served as President, Chief Executive Officer and Director of Spinnaker since 1996 and as Chairman of the Board of Spinnaker since 1998. From 1986 to 1994, Mr. Jarvis served in various capacities with King Ranch Inc. and its subsidiary, King Ranch Oil and Gas, Inc., including Chief Executive Officer, President and Director of King Ranch Inc. and Chief Executive Officer and President of King Ranch Oil and Gas, Inc., where he expanded its activities in the Gulf of Mexico. Mr. Jarvis is a director of National-Oilwell, Inc.

   Robert M. Snell has served as Vice President, Chief Financial Officer and Secretary of Spinnaker since December 2000. From 1983 to 2000, Mr. Snell served in various capacities with Bank of America and its predecessors, most recently as a Managing Director of Banc of America Securities LLC, focused on the energy sector.

   William D. Hubbard has served as Vice President--Exploration of Spinnaker since 1996. From 1992 to 1996, Mr. Hubbard served as Senior Vice
President--Exploration of Global Natural Resources Corporation and its affiliated corporations, where he was responsible for both onshore and offshore exploration.

   L. Scott Broussard has served as Vice President--Drilling and Production of Spinnaker since August 1999 after joining the Company as Operations Manager in 1998. From 1994 to 1998, Mr. Broussard served as Vice President and co-owner of HTK Consultants, Inc., an engineering consulting firm.

   Kelly M. Barnes has served as Vice President--Land of Spinnaker since 1997. From 1992 to 1997, Mr. Barnes served as Vice President--Land and Assistant Corporate Secretary of Global Natural Resources Corporation and its affiliated corporations.

   Jimmy W. Bennett has served as Vice President--Systems Technology and Processing of Spinnaker since May 2000. From 1997 to 2000, Mr. Bennett served as Spinnaker's Systems Manager. From 1991 to 1997, Mr. Bennett served as Systems Manager for King Ranch Oil and Gas, Inc.

   Jeffrey C. Zaruba has served as Vice President, Treasurer and Assistant Secretary of Spinnaker since May 2001 after joining the Company as Treasurer in August 1999. From 1992 to 1999, Mr. Zaruba served as Assistant Controller and held various financial and tax reporting positions with Cliffs Drilling Company, which merged with R&B Falcon Corporation in 1998.

Section 16 Requirements

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of the common stock (the "Common Stock") of the Company to file reports of ownership and changes in ownership concerning the Common Stock with the Securities and Exchange Commission and to furnish the Company with copies of all Section 16(a) forms they file. Based upon the Company's review of the Section 16(a) filings that have been received by the Company, the Company believes that all filings required to be made under Section 16(a) during 2001 were timely made.

Item 11. Executive Compensation

Executive Compensation

   The following table sets forth certain information for the years ended December 31, 2001, 2000 and 1999 with respect to the compensation of the Chief Executive Officer of the Company and each of its four other most highly compensated executive officers in 2001 (collectively, the "named executive officers"). All information presented in this section is restated to reflect the two-for-one split of the Common Stock effected in September 1999.

                          Summary Compensation Table

                                                       Long-Term
                                                      Compensation
                                                        Awards-
                                                      ------------
                                  Annual Compensation  Securities
                                  -------------------  Underlying     All Other
Name and Principal Position  Year  Salary   Bonus(1)    Options    Compensation(2)
---------------------------  ---- --------  --------  ------------ ---------------
Roger L. Jarvis............. 2001 $353,438  $450,000    200,000        $11,250
 Chairman of the Board,      2000  285,833   345,100     73,500         11,250
 President and Chief         1999  265,000   134,000    236,529            750
 Executive Officer

William D. Hubbard.......... 2001 $207,867  $200,000     80,000        $11,250
 Vice President--Exploration 2000  182,292   134,138     25,000         11,250
                             1999  175,000    60,000     59,960            750

Robert M. Snell (3)......... 2001 $220,000  $154,000          -        $ 7,350
 Vice President,             2000        -         -    250,000              -
 Chief Financial Officer     1999        -         -          -              -
 and Secretary

L. Scott Broussard.......... 2001 $182,419  $155,000     60,000        $11,250
 Vice President--Drilling    2000  155,250   110,228     25,000         10,065
 and Production              1999  137,700    62,100     23,798            750

Kelly M. Barnes............. 2001 $149,049  $130,000     60,000        $ 9,693
 Vice President--Land        2000  125,375    90,064     25,000          8,273
                             1999  118,000    41,300     63,593            750

--------
(1) Represents annual bonus earned for the fiscal year noted, even if such bonus was paid in the following year.
(2) The All Other Compensation column includes amounts contributed or accrued by the Company under the Spinnaker Exploration Company 401(k) Retirement Savings Plan ("401(k) Plan") and the dollar value of insurance premiums paid by the Company with respect to term life insurance for the benefit of the named executive officer.
(3) Mr. Snell was appointed Vice President, Chief Financial Officer and Secretary of Spinnaker effective December 26, 2000.

Stock Options Granted in 2001

   The following table contains information concerning stock option grants in 2001.

                               Individual Grants
                   -----------------------------------------
                              % of Total                     Potential Realizable Value at
                   Number of   Options                          Assumed Annual Rates of
                   Securities  Granted   Exercise            Stock Price Appreciation for
                   Underlying     to      Price                     Option Terms(3)
                    Options   Employees    Per    Expiration -----------------------------
       Name        Granted(1) In 2001(2)  Share      Date          5%            10%
       ----        ---------- ---------- -------- ----------   ----------    -----------
Roger L. Jarvis...  200,000      16.1%    $37.55   05/08/11  $4,722,999     $11,969,006
William D. Hubbard   32,800       2.6%     38.56   01/11/11     795,406       2,015,714
                     47,200       3.8%     37.55   05/08/11   1,114,628       2,824,685
Robert M. Snell...        -         -          -          -           -               -
L. Scott Broussard   24,600       2.0%     38.56   01/11/11     596,554       1,511,786
                     35,400       2.8%     37.55   05/08/11     835,971       2,118,514
Kelly M. Barnes...   24,600       2.0%     38.56   01/11/11     596,554       1,511,786
                     35,400       2.8%     37.55   05/08/11     835,971       2,118,514

--------
(1) The options expire ten years from the date of grant and vest 20 percent on the grant date and 20 percent on each anniversary of the grant date.
(2) The Board of Directors granted options to purchase 1,242,800 shares of Common Stock in 2001.
(3) Calculated based upon the indicated rates of appreciation, compounded annually, from the date of grant to the end of each option term. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent upon the future performance of the Common Stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved. The calculation does not take into account the effects, if any, of provisions of the Company's option plans governing termination of options upon employment termination, transferability or vesting.

Stock Option Exercises and Fiscal Year-End Values

   The following table contains certain information concerning stock options exercised during 2001 and the value of unexercised options at December 31, 2001.

                                          Number of Securities
                                         Underlying Unexercised   Value of Unexercised In-the-
                    Shares                     Options at               Money Options at
                   Acquired                 December 31, 2001         December 31, 2001(2)
                      On       Value    ------------------------- ----------------------------
       Name        Exercise Realized(1) Exercisable Unexercisable  Exercisable   Unexercisable
       ----        -------- ----------- ----------- ------------- -----------    -------------
Roger L. Jarvis... 300,000  $10,575,000   903,317      298,712    $25,606,656     $4,203,999
William D. Hubbard  60,000    2,143,710   229,976      102,984      6,315,468      1,219,410
Robert M. Snell...       -            -   100,000      150,000      1,428,500      2,142,750
L. Scott Broussard   2,000       68,703    71,518       83,080      1,783,443      1,123,082
Kelly M. Barnes...  33,000    1,288,408   128,755       88,438      3,307,227      1,193,556

--------
(1) The value realized upon exercise of a stock option is equal to the difference between the price of the Common Stock as reported by the New York Stock Exchange on the date of exercise and the exercise price of the stock option multiplied by the number of shares acquired.
(2) The value of each unexercised in-the-money stock option is equal to the difference between the closing price of the Common Stock as reported by the New York Stock Exchange on December 31, 2001 of $41.16 per share and the exercise price of the stock option.

Compensation of Directors

   Prior to 2001, non-employee directors unaffiliated with Warburg, Pincus Ventures, L.P. were granted options pursuant to the Company's equity plans to purchase 16,000 shares of Common Stock at fair market value, as defined, upon appointment to the Board of Directors, with 20 percent vesting on the date of grant and 20 percent vesting on each anniversary of the grant date. These directors were also awarded a variable number of options to purchase Common Stock at fair market value, as defined, annually on the date of previously-held annual meetings of stockholders, with 100 percent vesting on the date of grant.

   In May 2001, the Board of Directors adopted and approved the Director Compensation Plan, which includes the following provisions:

  . Upon appointment or election to the Board of Directors, each outside director of the Company shall receive options to purchase 20,000 shares of Common Stock under the terms of one of the Company's equity incentive plans then in effect with an exercise price equal to the fair market value of the Common Stock on the date of the grant. Each non-employee director of the Company unaffiliated with Warburg, Pincus Ventures, L.P. ("Warburg") who received options to purchase shares of Common Stock prior to the adoption of the Director Compensation Plan received options to purchase an additional 4,000 shares of Common Stock. Such additional options to purchase 4,000 shares of Common Stock vested 20 percent on the date of the grant and will vest 20 percent on each anniversary of the date of the grant.

  . Each non-employee director of the Company unaffiliated with Warburg may select to receive either (i) annual director fees of $24,000 payable in quarterly installments of $6,000 or (ii) an option to purchase shares of Common Stock, granted on or about the date of each annual meeting of stockholders of the Company, equivalent to a payment of $24,000 using the Black-Scholes option pricing model as of the date of the grant. Such options will be awarded under the terms of one of the Company's equity plans then in effect with an exercise price equal to the fair market value of the Common Stock on the date of the grant. Such options to purchase shares of Common Stock shall vest 100 percent on the date of the grant.

  . Warburg has requested one allocation of each option grant under the Director Compensation Plan to be divided equally between Messrs. Harris and Newman for the ultimate benefit of Warburg.

  . Each non-employee director of the Company unaffiliated with Warburg will receive a meeting fee of $500.00. In addition, each non-employee director who also serves as a Committee Chairman will receive an additional $500.00 for each Committee meeting held outside a regular meeting of the Board of Directors. Warburg has requested that one allocation of meeting fees be paid to Mr. Harris for the ultimate benefit of Warburg. No compensation will be paid for executing a unanimous consent of directors.

   In 2001, the Compensation Committee granted options to directors under the Director Compensation Plan to purchase 74,000 shares of Common Stock as follows:

  .  4,000, 10,000, 4,000, 20,000, 10,000 and 20,000 options to purchase shares of Common Stock to Messrs. Erikson, Harris, McMahon, Morris, Newman and Wiley, respectively, with 20 percent vesting on the date of grant and 20 percent vesting on each anniversary of the grant date;

  .  600, 1,200, 1,200, 1,200, 600 and 1,200 options to purchase shares of
     Common Stock, to Messrs. Erikson, Harris, McMahon, Morris, Newman and Wiley, respectively, with 100 percent vesting on the date of grant.

   Non-employee directors are also reimbursed for out-of-pocket expenses incurred to attend board and committee meetings.

Employment Agreements

   Mr. Jarvis entered into an employment agreement with Spinnaker effective December 20, 1996. The agreement provides that Mr. Jarvis will receive a minimum annual base salary equal to $250,000 or such amount as the Board of Directors may, in its sole discretion, determine from time to time. Under the agreement, Mr. Jarvis also may receive bonuses, at the discretion of the Board of Directors, and will be allowed to participate in all benefit plans offered by Spinnaker to similarly situated employees. Either the Board of Directors or Mr. Jarvis can terminate the employment agreement at any time. The initial term of the employment agreement ended on December 31, 2000. Under the terms of the agreement, it automatically became a year-to-year employment agreement. As a result, if his employment is not terminated before December 15, 2002, or on each year thereafter, the term of the agreement will automatically be extended for one additional year. In addition, if any payment or distribution by Spinnaker or its affiliates to Mr. Jarvis is subject to Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), Spinnaker is required to compensate him for the amount of any excise tax imposed on any payments or distributions pursuant to Section 4999 of the Code and for any taxes imposed on that additional payment. Section 4999 of the Code addresses additional taxes payable in the event of a change in control of Spinnaker.

   Mr. Hubbard entered into an employment agreement with Spinnaker effective December 20, 1996. The agreement provides that Mr. Hubbard will receive a minimum annual base salary equal to $165,000 or such amount as the Board of Directors may, in its sole discretion, determine from time to time. Under the agreement, Mr. Hubbard also may receive bonuses, at the discretion of the Board of Directors, and will be allowed to participate in all benefit plans offered by Spinnaker to similarly situated employees. Either the Board of Directors or Mr. Hubbard can terminate the employment agreement at any time. The initial term of the employment agreement ended on December 31, 1998. Under the terms of the agreement, it automatically became a year-to-year employment agreement. As a result, if his employment is not terminated before December 15, 2002, or on each year thereafter, the term of the agreement will automatically be extended for one additional year.

   Mr. Barnes entered into an employment agreement with Spinnaker effective December 20, 1996. The agreement provides that Mr. Barnes will receive a minimum annual base salary equal to $110,000 or such amount as the Board of Directors may, in its sole discretion, determine from time to time. Under the agreement, Mr. Barnes also may receive bonuses, at the discretion of the Board of Directors, and will be allowed to participate in all benefit plans offered by Spinnaker to similarly situated employees. Either the Board of Directors or Mr. Barnes can terminate the employment agreement at any time. The initial term of the employment agreement ended on December 31, 1998. Under the terms of the agreement, it automatically became a year-to-year employment agreement. As a result, if his employment is not terminated before December 15, 2002, or on each year thereafter, the term of the agreement will automatically be extended for one additional year.

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee of the Board of Directors in 2001 consisted of Messrs. Harris, Erikson and Wiley. None of the members of the Compensation Committee served as an officer or employee of the Company, and none were formerly an officer of the Company or any of its subsidiaries. None of the Company's executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Board of Directors or Compensation Committee.

   The Company paid $17.4 million in 2001 to affiliates of Baker Hughes Incorporated ("Baker Hughes"), an oilfield services company. Mr. Michael E. Wiley, a director of Spinnaker, serves as Chairman of the Board, Chief Executive Officer and President of Baker Hughes. The Company paid $83,000 in 2001 to Cooper Cameron Corp. ("Cooper Cameron"), an oilfield services company. Mr. Sheldon R. Erikson, a director of Spinnaker, serves as Chairman of the Board, Chief Executive Officer and President of Cooper Cameron. The Company purchases oilfield goods, equipment and services from Baker Hughes, Cooper Cameron and other companies in the ordinary course of business. Spinnaker believes that these transactions are at arms-length and the charges and fees that it pays for such goods, equipment and services are competitive with the charges and fees of other companies providing oilfield goods, equipment and services to the oil and gas exploration and production industry.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

   The following table sets forth certain information, unless otherwise indicated, as of March 15, 2002, regarding beneficial ownership of Common Stock by (i) each person known by the Company to own beneficially five percent or more of its outstanding Common Stock, (ii) the Company's Chief Executive Officer and each of the Company's other four most highly compensated executive officers, (iii) each director and (iv) all executive officers and directors as a group.

                                                                           Beneficial Ownership (4)
                                                                           -----------------------
Name of Beneficial Owner                                                      Shares        Percent
------------------------                                                     ---------      -------
Warburg, Pincus Ventures, L.P. (1) (2).................................... 6,800,585         24.8%
FMR Corp. (3)............................................................. 1,614,540          5.9
Roger L. Jarvis........................................................... 1,057,093          3.7
William D. Hubbard........................................................   245,297            *
Robert M. Snell...........................................................   104,223            *
L. Scott Broussard........................................................    96,034            *
Kelly M. Barnes...........................................................   166,387            *
Sheldon R. Erikson........................................................    14,500            *
Jeffrey A. Harris (2)..................................................... 6,805,185         24.8
Michael E. McMahon........................................................    33,430            *
Michael G. Morris.........................................................     9,200            *
Howard H. Newman (2)...................................................... 6,805,185         24.8
Michael E. Wiley..........................................................     9,200            *
Executive officers and directors as a group (consisting of 13 persons) (2) 8,642,293         29.7

--------
 * Represents beneficial ownership of less than one percent.
(1) The stockholder is Warburg, Pincus Ventures, L.P. Warburg Pincus & Co. ("WP") is the sole general partner of Warburg. Warburg is managed by E.M. Warburg Pincus & Co., LLC ("EMWP"). Lionel I. Pincus is the managing partner of WP and the managing member of EMWP and may be deemed to control both entities. The address of the Warburg Pincus entities is 466 Lexington Avenue, New York, New York 10017.
(2) Messrs. Harris and Newman, directors of the Company, are general partners of WP and managing directors and members of EMWP. Of the total shares indicated as owned by Messrs. Harris and Newman, 6,800,585 shares are included because of their affiliation with the Warburg Pincus entities. Messrs. Harris and Newman disclaim beneficial ownership of all shares owned by the Warburg Pincus entities.
(3) The stockholder is FMR Corp. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. According to Schedule 13G, dated February 14, 2002, filed with the Securities and Exchange Commission jointly by FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson, Mr. Johnson is Chairman and Ms. Johnson is a director of FMR Corp. and may be deemed to be members of a controlling group with respect to FMR Corp. The
    Schedule 13G indicates that at December 31, 2001, (i) Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., was the beneficial owner of 1,196,340 shares of Common Stock in its capacity as investment adviser to various registered investment companies (the "Fidelity Funds") (the power to vote such shares resides solely with the boards of trustees of the Fidelity Funds, while the power to dispose of such shares resides with Mr. Johnson, FMR Corp. (through its control of Fidelity) and the Fidelity Funds); (ii) Fidelity Management Trust Company ("Fidelity Management"), a bank that is wholly-owned by FMR Corp., was the beneficial owner of 318,200 shares of Common Stock (the power to vote and dispose of 318,200 of such shares resides with Mr. Johnson and FMR Corp. (through its control of Fidelity Management)); and (iii) Fidelity

   International Limited, an investment adviser to various investment companies of which Mr. Johnson is chairman but which is managed independently from FMR Corp., was the beneficial owner of 100,000 shares of Common Stock. FMR Corp. and Fidelity International Limited each disclaim beneficial ownership of Common Stock beneficially owned by the other.
(4) Pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934, shares are deemed to be "beneficially owned" by a person if he directly or indirectly has or shares the power to vote or dispose of such shares, whether or not he has any pecuniary interest in such shares, or if he has the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire such power through the exercise of any option, warrant or right. The shares beneficially owned by Messrs. Jarvis, Hubbard, Barnes, Broussard, Snell, Erikson, Harris, McMahon, Morris, Newman and Wiley include 958,017, 222,176, 155,756, 94,079, 104,000, 14,500, 4,600, 15,100, 9,200, 4,600 and
    9,200 shares, respectively, that may be acquired by such persons within 60 days through the exercise of stock options. The shares owned by the executive officers and directors as a group include 1,683,899 shares that may be acquired by such persons within 60 days through the exercise of stock options.

Item 13. Certain Relationships and Related Transactions.

   The Company paid $17.4 million in 2001 to affiliates of Baker Hughes. Mr. Michael E. Wiley, a director of Spinnaker, serves as Chairman of the Board, Chief Executive Officer and President of Baker Hughes. The Company paid $83,000 in 2001 to Cooper Cameron. Mr. Sheldon R. Erikson, a director of Spinnaker, serves as Chairman of the Board, Chief Executive Officer and President of Cooper Cameron. The Company purchases oilfield goods, equipment and services in the ordinary course of business. Spinnaker believes that these transactions are at arms-length and the charges and fees that it pays for such goods, equipment and services are competitive with the charges and fees of other companies providing oilfield goods, equipment and services to the oil and gas exploration and production industry.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2002
                                          SPINNAKER EXPLORATION COMPANY

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

          Signature                       Title                  Date
          ---------                       -----                  ----

    /s/  ROGER L. JARVIS      Chairman, President, Chief    March 21, 2002
-----------------------------   Executive Officer and
       Roger L. Jarvis          Director

    /s/  ROBERT M. SNELL      Vice President, Chief         March 21, 2002
-----------------------------   Financial Officer and
       Robert M. Snell          Secretary (Principal
                                Financial Officer)

   /s/  JEFFREY C. ZARUBA     Vice President, Treasurer and March 21, 2002
-----------------------------   Assistant Secretary
      Jeffrey C. Zaruba         (Principal Accounting
                                Officer)

   /s/  SHELDON R. ERIKSON    Director                      March 21, 2002
-----------------------------
     Sheldon R. Erikson

   /s/  JEFFREY A. HARRIS     Director                      March 21, 2002
-----------------------------
      Jeffrey A. Harris

   /s/  MICHAEL E. MCMAHON    Director                      March 21, 2002
-----------------------------
     Michael E. McMahon

   /s/  MICHAEL G. MORRIS     Director                      March 21, 2002
-----------------------------
      Michael G. Morris

    /s/  HOWARD H. NEWMAN     Director                      March 21, 2002
-----------------------------
      Howard H. Newman

    /s/  MICHAEL E. WILEY     Director                      March 21, 2002
-----------------------------
      Michael E. Wiley