Form 10-Q
period 2002-03-31
SPINNAKER EXPLORATION CO
filed 2002-05-14
CIK 1089697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ---------------------------------------------
                                    Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

Yes   X    No

     The number of shares outstanding of the registrant's common stock, par value $0.01 per share, on May 13, 2002 was 33,157,113.

================================================================================

                          SPINNAKER EXPLORATION COMPANY

                                    Form 10-Q

                    For the Three Months Ended March 31, 2002




                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements

     Consolidated Balance Sheets
       March 31, 2002 (unaudited) and December 31, 2001..........................................3

     Consolidated Statements of Operations
       Three Months Ended March 31, 2002 and 2001 (unaudited)....................................4

     Consolidated Statements of Cash Flows
       Three Months Ended March 31, 2002 and 2001 (unaudited)....................................5

     Notes to Interim Consolidated Financial Statements (unaudited)..............................6

   Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............................................9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk........................14


PART II - OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K..................................................15

SIGNATURES......................................................................................16


                          SPINNAKER EXPLORATION COMPANY

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)





                                                                                        March 31,      December 31,
                                                                                          2002             2001
                                                                                      ------------     ------------
                                       ASSETS                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents.....................................................     $    7,193       $   14,061
   Accounts  receivable,  net of allowance for doubtful  accounts of $3,059
     at March 31, 2002 and December 31, 2001, respectively.......................         26,863           24,129
   Hedging assets................................................................          2,078           20,593
   Other.........................................................................         12,957            3,664
                                                                                      ----------       ----------
       Total current assets......................................................         49,091           62,447

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full-cost accounting:
     Proved properties...........................................................        627,418          575,806
     Unproved properties and properties under development, not being amortized...        124,681          102,881
   Other.........................................................................          7,839            7,245
                                                                                      ----------       ----------
                                                                                         759,938          685,932
   Less - Accumulated depreciation, depletion and amortization...................       (181,132)        (163,359)
                                                                                      ----------       ----------
       Total property and equipment..............................................        578,806          522,573

OTHER ASSETS.....................................................................          1,569            2,296
                                                                                      ----------       ----------
       Total assets..............................................................     $  629,466       $  587,316
                                                                                      ==========       ==========

                               LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable..............................................................     $   45,890       $   32,383
   Accrued liabilities and other.................................................         43,165           50,718
   Hedging liabilities...........................................................          5,408                -
                                                                                      ----------       ----------
       Total current liabilities.................................................         94,463           83,101

LONG-TERM DEBT...................................................................         37,000                -
OTHER LIABILITIES................................................................          2,815                -
DEFERRED INCOME TAXES............................................................         47,381           45,723

COMMITMENTS AND CONTINGENCIES

EQUITY:

   Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2002 and December 31, 2001,
     respectively................................................................              -                -
   Common stock, $0.01 par value; 50,000,000 shares authorized; 27,414,181 shares issued and 27,399,397 shares outstanding at March 31, 2002 and
     27,308,912 shares issued and 27,293,264 shares outstanding at December 31,
     2001........................................................................            274              273
   Additional paid-in capital....................................................        368,186          365,993
   Retained earnings.............................................................         83,334           77,758
   Less: Treasury stock, at cost, 14,784 and 15,648 shares at March 31, 2002 and
     December 31, 2001, respectively ............................................            (37)             (39)
   Accumulated other comprehensive income (loss) ................................         (3,950)          14,507
                                                                                      ----------       ----------
       Total equity..............................................................        447,807          458,492
                                                                                      ----------       ----------
       Total liabilities and equity..............................................     $  629,466       $  587,316
                                                                                      ==========       ==========



                The accompanying notes are an integral part of these consolidated financial statements.


                          SPINNAKER EXPLORATION COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                       For the Three Months
                                                                                         Ended March 31,

                                                                                   ---------------------------
                                                                                       2002            2001
                                                                                   -----------     -----------
REVENUES.....................................................................      $   32,600      $   67,453
EXPENSES:
   Lease operating expenses..................................................           3,409           2,691
   Depreciation, depletion and amortization - natural gas and oil properties.          17,377          19,342
   Depreciation and amortization - other.....................................             173              96
   General and administrative................................................           2,678           2,532
                                                                                   ----------      ----------
       Total expenses........................................................          23,637          24,661
                                                                                   ----------      ----------
INCOME FROM OPERATIONS.......................................................           8,963          42,792
OTHER INCOME (EXPENSE):
   Interest income...........................................................              44           1,345
   Interest expense..........................................................            (294)           (156)
                                                                                   ----------      ----------
       Total other income (expense)..........................................            (250)          1,189
                                                                                   ----------      ----------
INCOME BEFORE INCOME TAXES...................................................           8,713          43,981
INCOME TAX PROVISION.........................................................           3,137          15,833
                                                                                   ----------      ----------
NET INCOME...................................................................      $    5,576      $   28,148
                                                                                   ==========      ==========

NET INCOME PER COMMON SHARE:
   Basic.....................................................................      $     0.20      $     1.05
                                                                                   ==========      ==========
   Diluted...................................................................      $     0.20      $     1.00
                                                                                   ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
   Basic.....................................................................          27,338          26,772
                                                                                   ==========      ==========
   Diluted...................................................................          28,467          28,196
                                                                                   ==========      ==========


             The accompanying notes are an integral part of these consolidated financial statements.


                          SPINNAKER EXPLORATION COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                            For the Three Months
                                                                                              Ended March 31,

                                                                                         ---------------------------
                                                                                            2002           2001
                                                                                         -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income....................................................................        $    5,576     $   28,148
   Adjustments  to reconcile net income to net cash provided by (used in)
    operating activities:
     Depreciation, depletion and amortization....................................            17,550         19,438
     Deferred income tax expense.................................................             3,437         15,833
     Other.......................................................................               299           (362)
     Change in components of working capital:
       Accounts receivable.......................................................            (2,734)         6,625
       Accounts payable and accrued liabilities..................................            16,096         15,755
       Other current assets and other............................................            (8,227)        (2,119)
                                                                                         ----------     -----------
           Net cash provided by operating activities.............................            31,997         83,318

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties...........................................           (76,123)       (59,068)
   Purchases of other property and equipment.....................................              (594)          (345)
   Purchases of short-term investments ..........................................                 -        (26,655)
                                                                                         ----------     -----------
           Net cash used in investing activities.................................           (76,717)       (86,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings......................................................            37,000              -
   Proceeds from exercise of stock options.......................................               852          5,451
                                                                                         ----------     -----------
           Net cash provided by financing activities.............................            37,852          5,451
                                                                                         ----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................            (6,868)         2,701
CASH AND CASH EQUIVALENTS, beginning of year.....................................            14,061         63,910
                                                                                         ----------     -----------
CASH AND CASH EQUIVALENTS, end of period.........................................        $    7,193     $   66,611
                                                                                         ==========     ===========



                 The accompanying notes are an integral part of these consolidated financial statements.


                          SPINNAKER EXPLORATION COMPANY

         Notes to Interim Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Spinnaker Exploration Company ("Spinnaker" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These consolidated financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Earnings Per Share

     The basic and diluted net income per common share calculations are based on the following information (in thousands, except per share amounts):


                                                                     Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                    2002           2001
                                                                 ----------    -----------
Numerator:
   Net income............................................        $   5,576     $  28,148
                                                                 =========     =========

Denominator:
   Basic weighted average number of shares...............           27,338        26,772
                                                                 =========     =========
   Dilutive securities:
     Stock options.......................................            1,129         1,424
                                                                 ---------     ---------
   Diluted adjusted weighted average number of shares and
     assumed conversions.................................           28,467        28,196
                                                                 =========     =========
Net income per common share:

   Basic.................................................        $    0.20      $   1.05
                                                                 =========     =========
   Diluted...............................................        $    0.20      $   1.00
                                                                 =========     =========


3.   Credit Facility

     On December 28, 2001, the Company replaced its $75.0 million credit facility with an unsecured $200.0 million credit facility ("Credit Facility") with a group of seven banks. The three-year facility has an initial borrowing base of $125.0 million that is re-determined on or about April 30 and September 30 each year. The banks and Spinnaker also have the option to request one additional re-determination each year. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility is a fluctuating rate of interest equal to the higher of either the Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5% per annum. The commitment fee rate ranges from 0.3% to 0.5%, depending on the borrowing base usage. The Credit Facility contains various covenants and restrictive provisions. At March 31, 2002, the Company was in compliance with the covenants and restrictive provisions and had outstanding borrowings under the Credit Facility of $37.0 million. On April 3, 2002, the Company repaid its outstanding borrowings of $37.0 million with a portion of the proceeds from a public offering of 5,750,000 shares of its common stock, par value $0.01 per share ("Common Stock").

4.   Equity Offering

     On April 3, 2002, the Company completed a public offering of 5,750,000 shares of Common Stock at $41.50 per share, including the over-allotment option consisting of 750,000 shares. After payment of underwriting discounts and commissions, the

Company received net proceeds of $227.9 million. The March 31, 2002 financial statements do not reflect the closing of the offering. On April 3, 2002, the Company used a portion of the proceeds from the offering to repay outstanding borrowings of $37.0 million. The remainder of the net proceeds are invested in short-term high quality investments and will be used to fund a portion of the costs to develop the Company's deep water oil discovery at Green Canyon Blocks 338/339 ("Front Runner"), to fund a portion of exploration and other development activities and for general corporate purposes, including possible acquisitions of properties or seismic data.

5.   Derivatives and Hedging

     The Company enters into New York Mercantile Exchange ("NYMEX") related swap contracts and collar arrangements from time to time. The Company's swap contracts will settle based on the reported settlement price on the NYMEX for the last trading day of each month for natural gas. In a swap transaction, the counterparty is required to make a payment to the Company for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. The Company is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. Some of the master agreements require the Company to make margin payments to counterparties when net exposure exceeds a certain threshold. As of May 13, 2002, Spinnaker's commodity price risk management positions in fixed price natural gas swap contracts were as follows:

                                  Average Daily            Weighted Average
         Period                   Volume (MMBtu)           Price (Per MMBtu)
--------------------------      --------------------     ----------------------

Second Quarter 2002.......             93,407                   $ 3.20
Third Quarter 2002........             80,000                   $ 3.37
Fourth Quarter 2002.......             86,685                   $ 3.64
Full Year 2003............             40,000                   $ 3.44

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be realized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of operations and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

     Based upon the Company's assessment of its derivative contracts at March 31, 2002, it reported a net liability of $6.1 million. The components of the net liability include a current asset of $2.1 million, a current liability of $5.4 million and a noncurrent liability of $2.8 million. The Company also reported a loss in accumulated other comprehensive income (loss) of $4.0 million, net of income taxes of $2.1 million. The ineffective component of the derivatives recognized in earnings was less than $0.1 million in the first quarter of 2002. Using natural gas forward prices as of May 10, 2002, the Company would have reported a net liability of $18.3 million.

     In connection with monthly settlements, the Company recognized net hedging gains of $8.3 million in revenues in the first quarter of 2002. Based on future natural gas prices as of March 31, 2002, the Company would reclassify a net loss of $3.3 million from accumulated other comprehensive income (loss) to earnings within the next twelve months. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

6.   Comprehensive Income

     Comprehensive income was $1.6 million in the first quarter of 2002. The following represents components of the Company's comprehensive income (in thousands):



                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                          -----------------------------
                                                                                             2002             2001
                                                                                          ------------     ------------
Net income...........................................................................     $    5,576       $   28,148
Other comprehensive income (loss), net of tax:
   Cumulative effect of accounting change for derivative financial instruments.......              -           27,125
   Net change in fair value of derivative financial instruments......................         (9,116)          (6,763)
   Financial derivative settlements taken to income, net of tax......................          5,167          (16,600)
                                                                                          ----------       ----------
Comprehensive income.................................................................     $    1,627       $   31,910
                                                                                          ==========       ==========

7.   New Accounting Principle

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company currently records its plugging and abandonment costs, net of salvage value, with respect to its natural gas and oil properties as additional depreciation, depletion and amortization expense ("DD&A") using the units-of-production method. This statement will require the Company to recognize a liability for the fair value of its plugging and abandonment liability, excluding salvage value, with the associated costs as part of its natural gas and oil property balance. The Company is evaluating the future financial effects of adopting SFAS No. 143 and expects to adopt the standard effective January 1, 2003.

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

     .    delays in anticipated start-up dates;

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

     .    regulatory developments;

     .    environmental risks; and

     .    general economic conditions.

     Any of the factors listed above and other factors contained in this quarterly report could cause the Company's actual results to differ materially from the results implied by these or any other forward-looking statements made by the Company or on its behalf. The Company cannot provide assurance that future results will meet its expectations. You should pay particular attention to the risk factors and cautionary statements described in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include DD&A of proved natural gas and oil properties. Natural gas and oil reserve estimates, which are the basis for unit-of-production DD&A and the full cost ceiling test, are inherently imprecise and are expected to change as future information becomes available. The Company's critical accounting policies are as follows:

   Natural Gas and Oil Properties

     The Company uses the full cost method of accounting for its investment in natural gas and oil properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of exploring for and developing natural gas and oil are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and costs related to such activities. Exclusive of field-level costs, Spinnaker capitalized $1.5 million and $1.1 million of general and administrative costs in the first quarter of 2002 and 2001, respectively. These capitalized costs are directly related to exploration and development activities and include salaries, employee benefits, costs of consulting services and other related expenses. Costs associated with production and general corporate activities are expensed in the period incurred. Sales of natural gas and oil properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of natural gas and oil.

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

     Capitalized costs of natural gas and oil properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved natural gas and oil reserves, including the effects of hedging activities, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of natural gas and oil properties in the quarter in which the excess occurs. Given the volatility of natural gas and oil prices, it is reasonably possible that the Company's estimate of discounted future net cash flows from proved natural gas and oil reserves will change in the near term. If natural gas and oil prices decline, even if for only a short period of time, or if the Company has downward revisions to its estimated proved reserves, it is possible that write-downs of natural gas and oil properties could occur in the future.

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

Overview

     Financial and operational results in the first quarter of 2002 compared to the same period in 2001 included:

     .    Production of 9.8 billion cubic feet gas equivalent ("Bcfe"), down
          21%.

     .    Revenues of $32.6 million, down 52%.

     .    Income from operations of $9.0 million, down 79%.

     .    Net income of $5.6 million, or $.20 per diluted share, down 80%.

     . Cash flows from operating activities, before working capital changes, of $26.9 million, down 57%.

     Spinnaker's results of operations and financial position were significantly impacted by lower natural gas production and prices in the first quarter of 2002. Natural gas revenues decreased $58.4 million in the first quarter of 2002. Of the total decrease in natural gas revenues, $24.9 million was attributable to a decrease in natural gas production volumes of 2.6 Bcf and $33.5 million was due to lower average natural gas prices, excluding the effects of hedging activities. The Company had $7.2 million in cash and cash equivalents and outstanding borrowings of $37.0 million at March 31, 2002.

     On April 3, 2002, the Company completed a public offering of 5,750,000 shares of Common Stock at $41.50 per share, including the over-allotment option consisting of 750,000 shares. After payment of underwriting discounts and commissions, the Company received net proceeds of $227.9 million. On April 3, 2002, the Company used a portion of the proceeds from the offering to repay outstanding borrowings of $37.0 million. The remainder of the net proceeds is invested in short-term high quality investments and will be used to fund a portion of the costs to develop the Company's deep water oil discovery at Front Runner, to fund a portion of exploration and other development activities and for general corporate purposes, including possible acquisitions of properties or seismic data.

Results of Operations

     The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                           2002              2001
                                                                       ------------    ---------------
Production:
   Natural gas (MMcf)..........................................              9,345          11,969
   Oil and condensate (MBbls)..................................                 73              77
     Total (MMcfe).............................................              9,785          12,430

Revenues (in thousands):
   Natural gas.................................................            $23,020        $ 81,455
   Oil and condensate..........................................              1,367           2,163
   Net hedging income (loss)...................................              8,258         (16,600)
   Other.......................................................                (45)            435
                                                                           -------        --------
     Total.....................................................            $32,600        $ 67,453

Average sales price per unit:
   Natural gas revenues from production (per Mcf).....................     $  2.46        $   6.81
   Effects of hedging activities (per Mcf)............................        0.89           (1.39)
                                                                          --------        --------
     Average price (per Mcf)..........................................     $  3.35        $   5.42

   Oil and condensate revenues from production (per Bbl)..............     $ 18.60        $  28.18
   Effects of hedging activities (per Bbl)............................          -               -
                                                                          --------        --------
     Average price (per Bbl)..........................................     $ 18.60        $  28.18

   Total revenues from production (per Mcfe)..........................     $  2.49        $   6.73
   Effects of hedging activities (per Mcfe)...........................        0.85           (1.34)
                                                                          --------        --------
     Total average price (per Mcfe)...................................     $  3.34        $   5.39

Expenses (per Mcfe):
   Lease operating expenses....................................            $  0.35        $   0.22
   Depreciation, depletion and amortization - natural gas and oil
     properties................................................            $  1.78        $   1.56

Income from operations (in thousands)..........................            $ 5,576        $ 42,792

  Three Months Ended March 31, 2002 as Compared to the Three Months Ended March 31, 2001

     Revenues, including the effects of hedging activities, decreased $34.9 million in the first quarter of 2002 compared to the first quarter of 2001. Excluding the effects of hedging activities, natural gas revenues decreased $58.4 million and oil and condensate revenues decreased $0.8 million. Revenues from natural gas hedging activities improved by $24.3 million in the first quarter of 2002 compared to the first quarter of 2001.

     Production decreased approximately 2.6 Bcfe in the first quarter of 2002 compared to the first quarter of 2001. Average daily production in the first quarter of 2002 was 109 million cubic feet gas equivalent ("MMcfe") compared to 138 MMcfe in the same period of 2001. Natural gas revenues decreased $58.4 million in the first quarter of 2002. Of the total decrease in natural gas revenues, $24.9 million was attributable to a decrease in natural gas production volumes of 2.6 Bcf and $33.5 million was due to lower average natural gas prices, excluding the effects of hedging activities. Oil and condensate revenues decreased $0.8 million. Of the total decrease in oil and condensate revenues, $0.3 million was attributable to a decrease in oil and condensate production volumes of 4 thousand barrels ("MBbls") and $0.5 million was due to lower average oil and condensate prices. The rapid production declines of certain producing wells and less than anticipated results from workovers resulted in lower production in the first quarter of 2002 compared to the first quarter of 2001.

     Lease operating expenses increased $0.7 million in the first quarter of 2002 compared to the first quarter of 2001. Of the total increase in lease operating expenses, approximately $0.5 million was attributable to wells on new blocks that commenced production subsequent to March 31, 2001. Lease operating expenses per Mcfe included $0.09 per Mcfe related to workover activities in the first quarter of 2002.

     DD&A decreased $1.9 million in the first quarter of 2002 compared to the first quarter of 2001. Of the total decrease in DD&A, $4.1 million related to lower production volumes of 2.6 Bcfe, offset in part by $2.2 million related to an increase in the DD&A rate in the first quarter of 2002 compared to the first quarter of 2001.

     General and administrative expenses increased approximately $0.1 million in the first quarter of 2002 compared to the first quarter of 2001. The increase in general and administrative expenses was primarily due to higher employment-related costs resulting from the Company's recent growth.

     Interest income decreased $1.3 million in the first quarter of 2002 compared to the first quarter of 2001 primarily due to lower average cash and cash equivalent balances and lower interest rates in the first quarter of 2002. Interest expense increased $0.1 million in the first quarter of 2002 compared to the first quarter of 2001 primarily due to outstanding borrowings of $37.0 million in the first quarter of 2002. On April 3, 2002, the Company repaid all of its outstanding borrowings under the Credit Facility with a portion of the proceeds from the public offering of 5,750,000 shares of Common Stock.

     Income tax provision decreased $12.7 million in the first quarter of 2002 compared to the first quarter of 2001 and primarily relates to lower earnings. Income taxes were accrued at a 36% effective tax rate in the first quarter of 2002 and 2001.

     The Company recognized net income of $5.6 million, or $0.20 per basic share and $0.20 per diluted share, in the first quarter of 2002 compared to net income of $28.1 million, or $1.05 per basic share and $1.00 per diluted share, in the first quarter of 2001.

Liquidity and Capital Resources

     The Company has experienced and expects to continue to experience substantial capital requirements, primarily due to its active exploration and development programs in the Gulf of Mexico. Capital expenditures in 2001 were $288.8 million. Spinnaker has capital expenditure plans for 2002 totaling approximately $300 million. During 2001, Spinnaker participated in a significant deep water oil discovery, Front Runner, with a 25% non-operator working interest. The Company participated in six consecutive successful wells and sidetracks in testing the reservoirs on these blocks. Spinnaker has incurred capital expenditures associated with Front Runner of approximately $35 million through March 31, 2002 and expects to incur an aggregate of approximately $105 million in future development costs during the remainder of 2002 and 2003. The 2002 capital expenditure plans include approximately $35 million related to the Front Runner production facilities. The Company is considering various financing alternatives for the cost of these facilities, including a lease.

     Natural gas and oil prices have a significant impact on the Company's cash flows available for capital expenditures and its ability to borrow and raise additional capital. The amount the Company can borrow under its Credit Facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. Additionally, the rapid production declines of certain producing wells and less than anticipated results from workovers resulted in lower production in the first quarter of 2002 compared to the prior quarter.

     On April 3, 2002, the Company completed a public offering of 5,750,000 shares of Common Stock at $41.50 per share, including the over-allotment option consisting of 750,000 shares. After payment of underwriting discounts and commissions, the Company received net proceeds of $227.9 million. On April 3, 2002, the Company used a portion of the proceeds from the offering to repay outstanding borrowings of $37.0 million. The remainder of the net proceeds is invested in short-term high quality investments and will be used to fund a portion of the costs to develop the Company's deep water oil discovery at Front Runner, to fund a portion of exploration and other development activities and for general corporate purposes, including possible acquisitions of properties or seismic data.

     While the Company believes that proceeds from the Common Stock offering, working capital, cash flows from operations and available borrowings under its Credit Facility will be sufficient to meet its capital requirements in the next twelve months, additional debt or equity financing may be required in the future to fund its growth and exploration and development programs. In the event additional capital resources are unavailable, the Company may curtail its drilling, development and other activities or be forced to sell some of its assets on an untimely or unfavorable basis.

     Spinnaker has an effective shelf registration statement relating to the potential public offer and sale by the Company or certain affiliates of up to $61.3 million of any combination of debt securities, preferred stock, common stock, warrants, stock purchase contracts and trust preferred securities from time to time or when financing needs arise. The registration statement does not provide assurance that the Company will or could sell any such securities.

     Cash and cash equivalents decreased $6.9 million to $7.2 million at March 31, 2002 from $14.1 million at December 31, 2001. The decrease in cash and cash equivalents resulted from $76.7 million used in investing activities, offset in part by $32.0 million provided by operating activities and $37.8 million provided by financing activities.

   Operating Activities

     Net cash provided by operating activities in the first quarter of 2002 decreased 62% to $32.0 million primarily as a result of lower natural gas production and prices. Cash flow from operations is dependent upon the Company's ability to increase production through its exploration and development programs and the prices of natural gas and oil. The Company has made significant investments to expand its operations in the Gulf of Mexico. These investments are expected to increase the Company's average daily production in the second half of 2002.

     The Company sells its natural gas and oil production under fixed or floating market price contracts. Spinnaker enters into hedging arrangements from time to time to reduce its exposure to fluctuations in natural gas and oil prices and achieve more predictable cash flow. However, these contracts also limit the benefits the Company would realize if prices increase. See "Item 3A. Quantitative and Qualitative Disclosures About Market Risk."

     The Company's cash flow from operations also depends on its ability to manage working capital, including accounts receivable, other current assets, accounts payable and accrued liabilities. The increase in accounts receivable of $2.7 million was primarily due to an increase in joint interest billings relating to drilling activities operated by the Company. The increase in other current assets of $9.3 million was primarily related to higher lease sale deposits of $5.1 million and increased cash calls of $2.4 million on properties where the Company is not operator. The net increase in accounts payable and accrued liabilities of $6.0 million was primarily due to costs associated with increased drilling and development activities in the first quarter of 2002.

   Investing Activities

     Net cash used in investing activities in the first quarter of 2002 decreased 11% to $76.7 million. Net oil and gas property capital expenditures were $76.1 million. Additionally, other property and equipment capital expenditures were $0.6 million.

     The Company drilled six wells in the first quarter of 2002, five of which were successful. In 2001, the Company drilled 35 wells, 19 of which were successful. Since inception and through March 31, 2002, the Company has drilled 100 wells, 61 of which were successful, representing a success rate of 61%.

     The Company has capital expenditure plans for 2002 totaling approximately $300 million, primarily for costs related to exploration and development programs. The 2002 budget includes development costs that are contingent on the success of exploratory drilling. The Company does not anticipate any significant abandonment or dismantlement costs in 2002. Actual levels of capital expenditures may vary due to many factors, including drilling results, natural gas and oil prices, the availability of capital, industry conditions, acquisitions, decisions of operators and other prospect owners and the prices of drilling rig dayrates and other oilfield goods and services.

   Financing Activities

     Net cash provided by financing activities of $37.8 million in the first quarter of 2002 included proceeds from borrowings under the Credit Facility of $37.0 million. On December 28, 2001, the Company completed an unsecured $200.0 million Credit Facility with a group of seven banks. The three-year facility has an initial borrowing base of $125.0 million that is re-determined on or about April 30 and September 30 each year. The banks and Spinnaker also have the option to request one additional re-determination each year. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility is a fluctuating rate of interest equal to the higher of either the Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5% per annum. The commitment fee rate ranges from 0.3% to 0.5%, depending on the borrowing base usage. The Credit Facility contains various covenants and restrictive provisions. At March 31, 2002, the Company was in compliance with the covenants and restrictive provisions and had outstanding borrowings under the Credit Facility of $37.0 million. On April 3, 2002, the Company repaid its outstanding borrowings of $37.0 million with a portion of the proceeds from the public offering of 5,750,000 shares of its Common Stock. As of May 13, 2002, the Company had no outstanding borrowings under the Credit Facility.

Item 3A.  Quantitative and Qualitative Disclosures About Market Risk

   Interest Rate Risk

     The Company is exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under the Credit Facility. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes, but may do so in the future.

   Commodity Price Risk

     The Company's revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. The Company sells its natural gas and oil production under fixed or floating market price contracts. Spinnaker enters into hedging arrangements from time to time to reduce its exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. However, these contracts also limit the benefits the Company would realize if prices increase. These financial arrangements take the form of swap contracts or costless collars and are placed with major trading counterparties the Company believes represent minimum credit risks. Spinnaker cannot provide assurance that these trading counterparties will not become credit risks in the future. Under its current hedging practice, the Company generally does not hedge more than 66 2/3% of its estimated twelve-month production quantities without the prior approval of the risk management committee of the board of directors.

     The Company enters into NYMEX related swap contracts and collar arrangements from time to time. The Company's swap contracts will settle based on the reported settlement price on the NYMEX for the last trading day of each month for natural gas. In a swap transaction, the counterparty is required to make a payment to the Company for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. The Company is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. Some of the master agreements require the Company to make margin payments to counterparties when net exposure exceeds a certain threshold. As of May 13, 2002 Spinnaker's commodity price risk management positions in fixed price natural gas swap contracts were as follows:

                                    Average Daily       Weighted Average
             Period                 Volume (MMBtu)      Price (Per MMBtu)
------------------------------  --------------------- ----------------------

Second Quarter 2002...........         93,407              $ 3.20
Third Quarter 2002............         80,000              $ 3.37
Fourth Quarter 2002...........         86,685              $ 3.64
Full Year 2003................         40,000              $ 3.44

     Based upon the Company's assessment of its derivative contracts at March 31, 2002, it reported a net liability of $6.1 million. The components of the net liability include a current asset of $2.1 million, a current liability of $5.4 million and a noncurrent liability of $2.8 million. The Company also reported a loss in accumulated other comprehensive income (loss) of $4.0 million, net of income taxes of $2.1 million. The ineffective component of the derivatives recognized in earnings was less than $0.1 million in the first quarter of 2002. Using natural gas forward prices as of May 10, 2002, the Company would have reported a net liability of $18.3 million.

     In connection with monthly settlements, the Company recognized net hedging gains of $8.3 million in revenues in the first quarter of 2002. Based on future natural gas prices as of March 31, 2002, the Company would reclassify a net loss of $3.3 million from accumulated other comprehensive income (loss) to earnings within the next twelve months. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          12.1 - Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

     (b)  Reports on Form 8-K

          1) A Current Report on Form 8-K dated and filed on January 22, 2002 reported an update of the Company's commodity price risk management positions.

          2) A Current Report on Form 8-K dated and filed on March 22, 2002 reported an update of the Company's operations activities and commodity price risk management positions.

          3) A Current Report on Form 8-K dated March 27, 2002 and filed on March 28, 2002 reported that the Company entered into an underwriting agreement on March 27, 2002 in connection with the issuance and sale by the Company of up to 5,750,000 shares of Common Stock.

          4) A Current Report on Form 8-K dated April 5, 2002 and filed on April 11, 2002 reported that the Company decided to dismiss Arthur Andersen LLP as its independent public accountants and engaged KPMG LLP to serve as its independent public accountants for 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SPINNAKER EXPLORATION COMPANY


Date:        May 13, 2002             By:        /s/ ROBERT M. SNELL
       --------------------------           ----------------------------------
                                                    Robert M. Snell
                                            Vice President, Chief Financial
                                                 Officer and Secretary

Date:        May 13, 2002             By:       /s/ JEFFREY C. ZARUBA
       --------------------------           ----------------------------------
                                                   Jeffrey C. Zaruba
                                            Vice President, Treasurer and
                                                 Assistant Secretary

                                  EXHIBIT INDEX

 Exhibit
 Number                 Description
 ------
 12.1 - Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends