Form 10-Q
period 2002-06-30
SPINNAKER EXPLORATION CO
filed 2002-08-14
CIK 1089697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                        Commission file number 001-16009

                          SPINNAKER EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                                   76-0560101
     (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                 Identification No.)



       1200 Smith Street, Suite 800
               Houston, Texas                                 77002
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


     The number of shares outstanding of the registrant's common stock, par value $0.01 per share, on August 13, 2002 was 33,159,331.

================================================================================

                          SPINNAKER EXPLORATION COMPANY
                                    Form 10-Q
                For the Three and Six Months Ended June 30, 2002

                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements

       Consolidated Balance Sheets
       June 30, 2002 (unaudited) and December 31, 2001 ........................................  3

       Consolidated Statements of Operations
       Three and Six Months Ended June 30, 2002 and 2001 (unaudited) ..........................  4

       Consolidated Statements of Cash Flows
       Six Months Ended June 30, 2002 and 2001 (unaudited) ....................................  5

       Notes to Interim Consolidated Financial Statements (unaudited) .........................  6

   Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................................... 10

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...................... 18


PART II - OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders ............................. 21

   Item 6.    Exhibits and Reports on Form 8-K ................................................ 21

SIGNATURES .................................................................................... 22


                          SPINNAKER EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                         June 30,       December 31,
                                                                                                           2002             2001
                                                                                                      ------------     ------------
                                       ASSETS                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .................................................................         $  96,061        $  14,061
   Accounts receivable, net of allowance for doubtful accounts of $3,059
     at June 30, 2002 and December 31, 2001, respectively ....................................            40,474           24,129
   Hedging assets ............................................................................             2,637           20,593
   Other .....................................................................................             8,032            3,664
                                                                                                       ---------        ---------
       Total current assets ..................................................................           147,204           62,447

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full-cost accounting:

     Proved properties .......................................................................           718,852          575,806
     Unproved properties and properties under development, not being amortized ...............           159,212          102,881
   Other .....................................................................................            10,939            7,245
                                                                                                       ---------        ---------
                                                                                                         889,003          685,932
   Less - Accumulated depreciation, depletion and amortization ...............................          (202,881)        (163,359)
                                                                                                       ---------        ---------
       Total property and equipment ..........................................................           686,122          522,573

OTHER ASSETS .................................................................................               584            2,296
                                                                                                       ---------        ---------
       Total assets ..........................................................................         $ 833,910        $ 587,316
                                                                                                       =========        =========

                               LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable ..........................................................................         $  39,320        $  32,383
   Accrued liabilities and other .............................................................            54,981           50,718
   Hedging liabilities .......................................................................             3,736               --
                                                                                                       ---------        ---------
       Total current liabilities .............................................................            98,037           83,101

OTHER LIABILITIES ............................................................................             3,027               --
DEFERRED INCOME TAXES ........................................................................            49,788           45,723

COMMITMENTS AND CONTINGENCIES

EQUITY:

   Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued
     and outstanding at June 30, 2002 and December 31, 2001, respectively ....................                --               --
   Common stock, $0.01 par value; 50,000,000 shares  authorized; 33,171,292 shares issued and 33,157,788 shares outstanding at June 30, 2002 and 27,308,912
     shares issued and 27,293,264 shares outstanding at December 31, 2001 ....................               332              273
   Additional paid-in capital ................................................................           595,755          365,993
   Retained earnings .........................................................................            89,556           77,758
   Less: Treasury stock, at cost, 13,504 and 15,648 shares at June 30, 2002 and
     December 31, 2001, respectively .........................................................               (34)             (39)
   Accumulated other comprehensive income (loss) .............................................            (2,551)          14,507
                                                                                                       ---------        ---------
       Total equity ..........................................................................           683,058          458,492
                                                                                                       ---------        ---------
       Total liabilities and equity ..........................................................         $ 833,910        $ 587,316
                                                                                                       =========        =========


                          The accompanying notes are an integral part of these consolidated financial statements.

                          SPINNAKER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                   For the Three Months                     For the Six Months
                                                                       Ended June 30,                         Ended June 30,
                                                              ----------------------------            ------------------------------
                                                                  2002             2001                 2002                2001
                                                              -----------     ------------            -----------        -----------
REVENUES ...........................................          $  37,164           $  59,500           $  69,764           $ 126,953
EXPENSES:
   Lease operating expenses ........................              3,734               3,312               7,143               6,003
   Depreciation, depletion and amortization
     - natural gas and oil properties ..............             21,231              20,978              38,608              40,320
   Depreciation and amortization - other ...........                210                 106                 383                 202
   General and administrative ......................              2,733               2,218               5,411               4,750
                                                              ---------           ---------           ---------           ---------
       Total expenses ..............................             27,908              26,614              51,545              51,275
                                                              ---------           ---------           ---------           ---------
INCOME FROM OPERATIONS .............................              9,256              32,886              18,219              75,678

OTHER INCOME (EXPENSE):
   Interest income .................................                620               1,249                 664               2,594
   Interest expense ................................               (155)               (102)               (449)               (258)
                                                              ---------           ---------           ---------           ---------
       Total other income (expense) ................                465               1,147                 215               2,336
                                                              ---------           ---------           ---------           ---------
INCOME BEFORE INCOME TAXES .........................              9,721              34,033              18,434              78,014
    Income tax provision ...........................              3,499              12,252               6,636              28,085
                                                              ---------           ---------           ---------           ---------
NET INCOME .........................................          $   6,222           $  21,781           $  11,798           $  49,929
                                                              =========           =========           =========           =========
NET INCOME PER COMMON SHARE:
   Basic ...........................................          $    0.19           $    0.80           $    0.39           $    1.85
                                                              =========           =========           =========           =========
   Diluted .........................................          $    0.18           $    0.77           $    0.38           $    1.76
                                                              =========           =========           =========           =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING:
   Basic ...........................................             33,030              27,132              30,200              26,953
                                                              =========           =========           =========           =========
   Diluted .........................................             34,162              28,427              31,330              28,295
                                                              =========           =========           =========           =========


                          The accompanying notes are an integral part of these consolidated financial statements.

                          SPINNAKER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                           For the Six Months
                                                                                                             Ended June 30,
                                                                                                      ---------------------------
                                                                                                         2002             2001
                                                                                                      -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................................................      $  11,798          $  49,929
   Adjustments  to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation, depletion and amortization ................................................         38,991             40,522
     Deferred income tax expense .............................................................          6,936             28,085
     Other ...................................................................................            490                718
     Change in components of working capital:
       Accounts receivable ...................................................................        (16,345)             8,874
       Accounts payable and accrued liabilities ..............................................          4,379             12,958
       Other current assets and other ........................................................         (4,419)             4,793
                                                                                                    ---------          ---------
           Net cash provided by operating activities .........................................         41,830            145,879

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties .......................................................       (184,432)          (136,184)
   Purchases of other property and equipment .................................................         (3,694)              (481)
   Purchases of short-term investments .......................................................             --            (26,655)
   Sales of short-term investments ...........................................................             --             37,243
                                                                                                    ---------          ---------
           Net cash used in investing activities .............................................       (188,126)          (126,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ..................................................................         37,000                 --
   Payments on borrowings ....................................................................        (37,000)                --
   Proceeds from issuance of common stock ....................................................        227,873                 --
   Common stock issuance costs ...............................................................           (469)                --
   Proceeds from exercise of stock options ...................................................            892              5,882
                                                                                                    ---------          ---------
           Net cash provided by financing activities .........................................        228,296              5,882
                                                                                                    ---------          ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................................         82,000             25,684
CASH AND CASH EQUIVALENTS, beginning of year .................................................         14,061             63,910
                                                                                                    ---------          ---------
CASH AND CASH EQUIVALENTS, end of period .....................................................      $  96,061          $  89,594
                                                                                                    =========          =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest, net of amounts capitalized........................................       $     315          $     147
   Cash paid for income taxes.................................................................      $      --          $      --


                        The accompanying notes are an integral part of these consolidated financial statements.

                          SPINNAKER EXPLORATION COMPANY
         Notes to Interim Consolidated Financial Statements (Unaudited)
                                  June 30, 2002

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

2.   Earnings Per Share

     The basic and diluted net income per common share calculations are based on the following information (in thousands, except per share amounts):

                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                             -----------------------      -----------------------
                                                                2002         2001            2002         2001
                                                             ---------    ----------      ----------   ----------
Numerator:
   Net income ...........................................      $ 6,222      $ 21,781      $ 11,798      $49,929
                                                               =======      ========      ========      =======

Denominator:
   Basic weighted average number of shares ..............       33,030        27,132        30,200       26,953
                                                               =======      ========      ========      =======
   Dilutive securities:
     Stock options ......................................        1,132         1,295         1,130        1,342
                                                               -------      --------      --------      -------
   Diluted adjusted weighted average number of shares and
     assumed conversions.................................       34,162        28,427        31,330       28,295
                                                               =======      ========      ========      =======
Net income per common share:
   Basic ................................................      $  0.19      $   0.80      $   0.39      $  1.85
                                                               =======      ========      ========      =======
   Diluted ..............................................      $  0.18      $   0.77      $   0.38      $  1.76
                                                               =======      ========      ========      =======

3.   Credit Facility

     On December 28, 2001, the Company replaced its $75.0 million credit facility with an unsecured $200.0 million credit facility ("Credit Facility") with a group of seven banks. The borrowing base of the three-year Credit Facility is re-determined on or about April 30 and September 30 each year. The banks and Spinnaker also have the option to request one additional re-determination each year. The borrowing base is determined by the banks, in their usual and customary manner, and at their sole discretion. The amount of the borrowing base is a function of the bank's view of the Company's reserve profile as well as commodity prices. The current borrowing base is $100.0 million. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility is a fluctuating rate of interest equal to the higher of either Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5 percent per annum. The commitment fee rate ranges from 0.3 percent to 0.5 percent, depending on the borrowing base usage. The Credit Facility contains various covenants and restrictive provisions. At June 30, 2002, the Company was in compliance with the covenants and restrictive provisions. As of August 12, 2002, the Company had no outstanding borrowings under the Credit Facility.

4.   Equity Offering

     On April 3, 2002, the Company completed a public offering of 5,750,000 shares of common stock, par value $0.01 per share ("Common Stock"), at $41.50 per share, including the over-allotment option consisting of 750,000 shares. After payment of underwriting discounts and commissions, the Company received net proceeds of $227.9 million. On April 3, 2002, the Company used a portion of the proceeds from the offering to repay outstanding borrowings of $37.0 million. The remaining net proceeds were invested in short-term high quality investments and are being used to fund a portion of the costs to develop the Company's deep water oil discovery at Green Canyon Blocks 338/339 ("Front Runner"), to fund a portion of exploration and other development activities and for general corporate purposes, including possible acquisitions of properties or seismic data.

5.   Derivatives and Hedging

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be realized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the statement of operations and require a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

     The Company enters into New York Mercantile Exchange ("NYMEX") related swap contracts and collar arrangements from time to time. The Company's swap contracts will settle based on the reported settlement price on the NYMEX for the last trading day of each month for natural gas. In a swap transaction, the counterparty is required to make a payment to the Company for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. The Company is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. Some of the master agreements require the Company to make margin payments to counterparties when net exposure exceeds a certain threshold. During the second quarter of 2002 and as of August 12, 2002, the Company had no such margin obligations.

     As of June 30, 2002, Spinnaker's commodity price risk management positions in fixed price natural gas swap contracts were as follows:

                                        Average      Weighted
                                         Daily       Average          Net
                                         Volume     Price (Per  Hedge Positions
             Period                     (MMBtu)        MMBtu)     (in thousands)
-------------------------------------  ----------  -----------  ------------

Third Quarter 2002 ..................    80,000    $   3.37     $    803
Fourth Quarter 2002 .................    86,685        3.64          413
First Quarter 2003 ..................    50,000        3.61       (1,344)
Second Quarter 2003 .................    50,000        3.52         (971)
Third Quarter 2003 ..................    50,000        3.55       (1,195)
Fourth Quarter 2003 .................    50,000        3.63       (1,694)
                                                                --------
     Total ..........................                           $ (3,988)
                                                                ========

     The Company reported a net liability of $4.0 million related to its derivative contracts at June 30, 2002. The components of the net liability were as follows (in thousands):

                                       As of              As of
                                      June 30,        December 31,
                                       2002               2001
                                   --------------    ----------------
Current:
   Hedging asset .................     $ 2,637            $20,593
   Hedging liability .............      (3,736)                 -

Non-current:
   Hedging asset .................     $   138            $ 1,726
   Hedging liability .............      (3,027)                 -

     The Company also reported a loss in accumulated other comprehensive income of $2.6 million, net of income taxes of $1.4 million. The ineffective component of the derivatives recognized in earnings was a loss less than $0.1 million in the first six months of 2002.

     In connection with monthly settlements, the Company recognized net hedging gains of $6.5 million in revenues in the first six months of 2002. Based on future natural gas prices as of June 30, 2002, the Company would reclassify a net loss of $1.1 million from accumulated other comprehensive income (loss) to earnings within the next twelve months. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

     Subsequent to June 30, 2002, Spinnaker entered into additional swap contracts for the third quarter of 2002. Spinnaker's current commodity price risk management positions in fixed price natural gas swap contracts and the related fair values, using natural gas forward prices as of August 12, 2002 and July and August settlements, were as follows:


                                Average       Weighted
                                 Daily        Average         Net Hedge
                                 Volume      Price (Per       Positions
           Period               (MMBtu)        MMBtu)      (in thousands)
---------------------------  -------------- ------------ ---------------
Third Quarter 2002 ........     93,261        $ 3.32      $  2,208
Fourth Quarter 2002 .......     86,685          3.64         2,712
First Quarter 2003 ........     50,000          3.61          (538)
Second Quarter 2003 .......     50,000          3.52          (464)
Third Quarter 2003 ........     50,000          3.55          (615)
Fourth Quarter 2003 .......     50,000          3.63        (1,193)
                                                          --------
     Total                                                $  2,110
                                                          ========

6.   Comprehensive Income

     Comprehensive income was $3.7 million and $9.2 million in the second quarter and first six months of 2002, respectively. The following represents components of comprehensive income (in thousands):

                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                       June 30,
                                                                 ---------------------------    ------------------------
                                                                    2002           2001            2002           2001
                                                                 ------------   ------------    -----------    ---------  -
Net income ................................................      $  6,222       $ 21,781       $ 11,798       $ 49,929
Other comprehensive income (loss), net of tax:
   Cumulative effect of accounting change for derivative
     financial instruments ................................            --             --             --        (27,126)
   Net change in fair value of derivative financial
     instruments ..........................................        (3,567)          (773)         1,599         15,729
   Financial derivative settlements taken to income, net of
     tax ..................................................         1,016          1,333         (4,150)        11,957
                                                                 --------       --------       --------       --------
Comprehensive income ......................................      $  3,671       $ 22,341       $  9,247       $ 50,489
                                                                 ========       ========       ========       ========

7.   New Accounting Principle

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company currently records its plugging and abandonment costs, net of salvage value, with respect to its natural gas and oil properties as additional depreciation, depletion and amortization expense ("DD&A") using the units-of-production method. This statement will require the Company to recognize a liability for the fair value of its plugging and abandonment liability, excluding salvage value, with the associated costs as part of its natural gas and oil property balance. The Company is still evaluating the future financial effects of adopting SFAS No. 143 and expects to adopt the standard effective January 1, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement About Forward-Looking Statements

     Some of the information in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update such forward-looking statements. These forward-looking statements may be identified by the use of the words "believe," "expect," "anticipate," "will," "contemplate," "would" and similar expressions that contemplate future events. These future events include the following matters:

     o    financial position;
     o    business strategy;
     o    budgets;
     o amount, nature and timing of capital expenditures, including future development costs;
     o    drilling of wells;
     o    natural gas and oil reserves;
     o    timing and amount of future production of natural gas and oil;
     o    operating costs and other expenses;
     o    cash flow and anticipated liquidity;
     o    prospect development and property acquisitions; and
     o    marketing of natural gas and oil.

     Numerous important factors, risks and uncertainties may affect the Company's operating results, including:

     o    the risks associated with exploration;
     o    delays in anticipated start-up dates;
     o the ability to find, acquire, market, develop and produce new properties;
     o    natural gas and oil price volatility;
     o uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
     o downward revisions of proved reserves and the related negative impact on the DD&A rate;
     o    operating hazards attendant to the natural gas and oil business;
     o downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
     o potential mechanical failure or under-performance of significant wells;
     o    impact of weather conditions on timing and costs of operations;
     o    availability and cost of material and equipment;
     o actions or inactions of third-party operators of the Company's properties;
     o    the ability to find and retain skilled personnel;
     o    availability of capital;
     o    the strength and financial resources of competitors;
     o    regulatory developments;
     o    environmental risks; and
     o    general economic conditions.

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

   Full Cost Method of Accounting

     The Company uses the full cost method of accounting for its investments in natural gas and oil properties. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of exploring for and developing natural gas and oil are capitalized. Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include the costs of drilling exploratory wells, including those in progress, geological and geophysical service costs and depreciation of support equipment used in exploration activities. Development costs include the costs of drilling development wells and costs of completions, platforms, facilities and pipelines. Costs associated with production and general corporate activities are expensed in the period incurred. Sales of natural gas and oil properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of natural gas and oil.

   DD&A

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

     Certain future development costs may be excluded from amortization when incurred in connection with major development projects expected to entail significant costs to ascertain the quantities of proved reserves attributable to the properties under development. The amounts that may be excluded are portions of the costs that relate to the major development project and have not previously been included in the amortization base and the estimated future expenditures associated with the development project. Such costs may be excluded from costs to be amortized until the earlier determination of whether additional reserves are proved or impairment occurs.

     As of June 30, 2002, the Company excluded from the amortization base estimated future expenditures of $34.4 million associated with common development costs for its deep water discovery at Front Runner. This estimate of future expenditures associated with common development costs is based on existing proved reserves to total proved reserves expected to be established upon completion of the Front Runner project.

     If the $34.4 million had been included in the amortization base as of June 30, 2002, and no additional reserves were assigned to the Front Runner project, the DD&A rate as of June 30, 2002 would have been $2.10 per thousand cubic feet gas equivalent ("Mcfe"). All future development costs associated with the deep water discovery at Front Runner are included in the determination of estimated future net cash flows from proved natural gas and oil reserves used in the full cost ceiling calculation, as discussed below.

   Full Cost Ceiling

     Capitalized costs of natural gas and oil properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved natural gas and oil reserves, including the effects of hedging activities in place as of June 30, 2002, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of natural gas and oil properties in the quarter in which the excess occurs.

     Given the volatility of natural gas and oil prices, it is probable that the Company's estimate of discounted future net cash flows from proved natural gas and oil reserves will change in the near term. If natural gas or oil prices decline, even if for only a short period of time, or if the Company has downward revisions to its estimated proved reserves, it is possible that write-downs of natural gas and oil properties could occur in the future.

   Capitalized General and Administrative Expenses

     Under the full cost method of accounting, certain internal costs are capitalized that are directly identified with acquisition, exploration and development activities. These capitalized internal costs include salaries, employee benefits, costs of consulting services and other related expenses and do not include costs related to production, general corporate overhead or similar activities. Spinnaker capitalized $1.3 million and $2.8 million of general and administrative costs in the second quarter and first six months of 2002, respectively.

   Unproved Properties

     The costs associated with unproved properties and properties under development are not initially included in the amortization base and relate to unevaluated leasehold acreage and delay rentals, seismic data, wells in-progress, wells pending determination and capitalized interest. Unevaluated leasehold costs, delay rentals and capitalized interest are either transferred to the amortization base with the costs of drilling the related well or are assessed quarterly for possible impairment or reduction in value. Unevaluated leasehold costs, delay rentals and capitalized interest are transferred to the amortization base if a reduction in value has occurred. The costs of seismic data are transferred to the amortization base using the sum-of-the-year's-digits method over a period of six years. The costs associated with wells in-progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. The costs of drilling exploratory dry holes and associated leasehold costs are included in the amortization base immediately upon determination that the well is dry.

   Other

     The costs associated with seismic hardware and software are included in other property and equipment. These costs are depreciated using the straight-line method over three years, with the provision for depreciation recorded to the amortization base. Spinnaker capitalized a provision of $0.3 million and $0.5 million related to seismic hardware and software costs in the second quarter and first six months of 2002, respectively.

Natural Gas and Oil Reserves

     The following table presents estimated net proved natural gas and oil reserves and the present value of future net cash flows, before income taxes and discounted at 10 percent, of the reserves at June 30, 2002 based on a reserve report prepared by Ryder Scott Company, L.P. ("Ryder Scott"). In accordance with requirements of the Securities and Exchange Commission, Ryder Scott bases the present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. The present value of future net cash flows as of June 30, 2002 was determined by using prices of $3.37 per Mcf of natural gas and $26.05 per barrel of oil, representing the June 30, 2002 weighted average market prices for natural gas and oil. The present value of future net cash flows (before income taxes) discounted at 10 percent is not intended to represent the current market value of the estimated natural gas and oil reserves Spinnaker owns.


                                                                                  Proved Reserves
                                                                ---------------------------------------------
                                                                    Developed     Undeveloped       Total
                                                                --------------- ---------------- ------------
Natural gas (MMcf) ...........................................       114,546        52,564       167,110
Oil and condensate (MBbls) ...................................         3,293        24,558        27,851
Total proved reserves (MMcfe) ................................       134,302       199,913       334,215
Present value of future net cash flows  (before  income taxes)
   discounted at 10 percent (in thousands) ...................      $322,728      $323,884      $646,612

     The process of estimating natural gas and oil reserves is complex. It requires various assumptions, including natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Ryder Scott projects production rates and timing of development and abandonment expenditures. Based on the reserve data at June 30, 2002, future development and abandonment expenditures were estimated to be $185.9 million. Ryder Scott also analyzes available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. Therefore, estimates of natural gas and oil reserves are inherently imprecise.

     Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from estimates. Any significant variance could materially affect the estimated quantities and net present value of reserves. In addition, Ryder Scott may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond the Company's control. At June 30, 2002, approximately 74 percent of proved reserves were either undeveloped or non-producing. Because most of the reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a lengthy production history.

     At June 30, 2002, approximately 60 percent of proved reserves were undeveloped, including proved reserves associated with Front Runner. Recovery of undeveloped reserves generally requires significant capital expenditures and successful drilling operations. Although Ryder Scott estimates Spinnaker's reserves and the costs associated with developing them in accordance with industry standards, the estimated costs may be inaccurate, development may not occur as scheduled and results may not be as estimated.

Overview

     Financial and operational results for the three and six months ended June 30, 2002 compared to the same periods in 2001 included:

     Three Months Ended June 30, 2002 as Compared to the Three Months Ended June 30, 2001

     o Production of 10.6 billion cubic feet gas equivalent ("Bcfe"), down 22 percent.

     o    Revenues of $37.2 million, down 38 percent.

     o    Income from operations of $9.3 million, down 72 percent.

     o Net income of $6.2 million, or $0.18 per diluted share, down 71 percent.

     o Cash flows from operating activities, before working capital changes, of $31.4 million, down 44 percent.

     Six Months Ended June 30, 2002 as Compared to the Six Months Ended June 30, 2001

     o    Production of 20.4 Bcfe, down 22 percent.

     o    Revenues of $69.8 million, down 45 percent.

     o    Income from operations of $18.2 million, down 76 percent.

     o Net income of $11.8 million, or $0.38 per diluted share, down 76 percent.

     o Cash flows from operating activities, before working capital changes, of $58.2 million, down 51 percent.

     Spinnaker's results of operations and financial position were significantly impacted by lower natural gas production and prices in the second quarter of 2002. Natural gas revenues decreased $27.7 million in the second quarter of 2002. The decrease was attributable to lower volumes of 4.0 Bcf and lower natural gas prices in the second quarter of 2002. Excluding the effects of hedging activities, second quarter 2002 natural gas prices averaged $3.57 per thousand cubic feet of natural gas ("Mcf") compared to the second quarter 2001 average price of $4.58 per Mcf.

      Natural gas revenues decreased $86.1 million in the first six months of 2002. The decrease was attributable to lower volumes of 6.6 Bcf and lower natural gas prices in the first six months of 2002. Excluding the effects of hedging activities, natural gas prices averaged $3.01 per Mcf in the first six months of 2002 compared to $5.64 per Mcf in the same period of 2001. Revenues from natural gas hedging activities of $6.5 million in the first six months of 2002 improved $25.2 million compared to a net loss of $18.7 million in the first six months of 2001.

     On April 3, 2002, the Company completed a public offering of 5,750,000 shares of Common Stock at $41.50 per share, including the over-allotment option consisting of 750,000 shares. After payment of underwriting discounts and commissions, the Company received net proceeds of $227.9 million. On April 3, 2002, the Company used a portion of the proceeds from the offering to repay outstanding borrowings of $37.0 million. The remaining net proceeds were invested in short-term high quality investments and are being used to fund a portion of the costs to develop the Company's deep water oil discovery at Front Runner, to fund a portion of exploration and other development activities and for general corporate purposes, including possible acquisitions of properties or seismic data.

Results of Operations

     The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:


                                                       For the Three Months Ended           For the Six Months Ended
                                                                 June 30,                           June 30,
                                                   --------------------------------      -----------------------------
                                                        2002                2001              2002             2001
                                                    ------------        ------------     --------------    -----------
Production:
   Natural gas (MMcf) ........................           9,096           13,120           18,441            25,089
   Oil and condensate (MBbls) ................             250               72              323               149
     Total (MMcfe) ...........................          10,592           13,553           20,377            25,983

Revenues (in thousands):
   Natural gas ...............................      $   32,431       $   60,094       $   55,451       $   141,549
   Oil and condensate ........................           6,502            1,924            7,869             4,087
   Net hedging income (loss) .................          (1,773)          (2,083)           6,485           (18,683)
   Other .....................................               4             (435)             (41)               --
                                                    ----------       ----------       ----------       -----------
     Total ...................................      $   37,164       $   59,500       $   69,764       $   126,953

Average sales price per unit:
   Natural gas revenues from  production  (per
     Mcf) ....................................      $     3.57       $     4.58       $     3.01       $      5.64
   Effects of hedging activities (per Mcf) ...           (0.20)           (0.16)            0.35             (0.74)
                                                    ----------       ----------       ----------       -----------
     Average price (per Mcf) .................      $     3.37       $     4.42       $     3.36       $      4.90

   Oil and condensate revenues from
     production (per Bbl) ....................      $    26.09       $    26.62       $    24.38       $     27.42
   Effects of hedging activities (per Bbl) ...              --               --               --                --
                                                    ----------       ----------       ----------       -----------
     Average price (per Bbl) .................      $    26.09       $    26.62       $    24.38       $     27.42

   Total revenues from production (per Mcfe)..      $     3.68       $     4.58       $     3.11       $      5.61
   Effects of hedging activities (per Mcfe) ..           (0.17)           (0.16)            0.32             (0.72)
                                                    ----------       ----------       ----------       -----------
     Total average price (per Mcfe) ..........      $     3.51       $     4.42       $     3.43       $      4.89

Expenses (per Mcfe):
   Lease operating expenses ..................      $     0.35       $     0.24       $     0.35       $      0.23
   Depreciation, depletion and amortization -
     natural gas and oil properties ..........      $     2.00       $     1.55       $     1.89       $     1.55

Income from operations (in thousands) ........      $    9,256       $   32,886       $   18,219       $    75,678

     Three Months Ended June 30, 2002 as Compared to the Three Months Ended June 30, 2001

     Revenues, including the effects of hedging activities, decreased $22.3 million in the second quarter of 2002 compared to the second quarter of 2001. The decrease in revenues was primarily due to lower natural gas production and prices in the second quarter of 2002 compared to the second quarter of 2001. Excluding the effects of hedging activities, natural gas revenues decreased $27.7 million and oil and condensate revenues increased $4.6 million. The net loss associated with hedging activities in the second quarter of 2002 was lower by $0.3 million compared to the second quarter of 2001.

     Production decreased approximately 3.0 Bcfe in the second quarter of 2002 compared to the second quarter of 2001. Average daily production in the second quarter of 2002 was 116 million cubic feet gas equivalent ("MMcfe") compared to 149 MMcfe in the same period of 2001. Natural gas revenues decreased $27.7 million due to lower volumes of 4.0 Bcf and lower prices in the second quarter of 2002. Excluding the effects of hedging activities, second quarter 2002 natural gas prices averaged $3.57 per Mcf compared to $4.58 per Mcf in the second quarter of 2001. The rapid production declines of certain producing wells, particularly in the High Island 202 area, resulted in lower natural gas production in the second quarter of 2002. Oil and condensate revenues increased $4.6 million primarily due to higher production volumes of 178 thousand barrels ("MBbls"). Second quarter 2002 oil and condensate prices averaged $26.09 per barrel compared to $26.62 in the same period of 2001.

     Lease operating expenses increased $0.4 million in the second quarter of 2002 compared to the second quarter of 2001. Of the total increase in lease operating expenses, approximately $1.2 million was attributable to wells on 13 new blocks that commenced production subsequent to June 30, 2001, offset in part by a decrease of $0.6 million in expenses associated with existing wells and a decrease of $0.2 million related to workover activities.

     DD&A increased $0.4 million in the second quarter of 2002 compared to the second quarter of 2001. Of the total increase in DD&A, $4.8 million related to an increase in the DD&A rate and $0.1 million related to an increase in other property and equipment depreciation and amortization, offset in part by $4.5 million related to lower production volumes of 3.0 Bcfe in the second quarter of 2002. The DD&A rate increased in the second quarter of 2002 primarily due to three unsuccessful drilling operations, one unsuccessful completion activity and a net downward revision in reserves.

     General and administrative expenses increased approximately $0.5 million in the second quarter of 2002 compared to the second quarter of 2001. The increase in general and administrative expenses was primarily due to higher employment-related costs resulting from the Company's recent growth in personnel.

     Interest income decreased $0.6 million in the second quarter of 2002 compared to the second quarter of 2001 primarily due to significantly lower interest rates in the second quarter of 2002.

     Income tax provision decreased $8.8 million in the second quarter of 2002 compared to the second quarter of 2001, primarily due to lower earnings in the second quarter of 2002. Income taxes were accrued at a 36 percent effective tax rate in the second quarter of 2002 and 2001.

     The Company recognized net income of $6.2 million, or $0.19 per basic share and $0.18 per diluted share, in the second quarter of 2002 compared to net income of $21.8 million, or $0.80 per basic share and $0.77 per diluted share, in the second quarter of 2001.

     Six Months Ended June 30, 2002 as Compared to the Six Months Ended June 30, 2001

     Revenues, including the effects of hedging activities, decreased $57.2 million in the first six months of 2002 compared to the first six months of 2001. The decrease in revenues was primarily due to lower natural gas production and prices in the first six months of 2002. Excluding the effects of hedging activities, natural gas revenues decreased $86.1 million and oil and condensate revenues increased $3.8 million. Revenues from natural gas hedging activities improved approximately $25.1 million in the first six months of 2002 compared to the same period of 2001.

     Production decreased approximately 5.6 Bcfe in the first six months of 2002 compared to the first six months of 2001. Average daily production in the first six months of 2002 was 113 MMcfe compared to 144 MMcfe in the same period of 2001. Natural gas revenues decreased $86.1 million due to lower volumes of 6.6 Bcf and lower prices in the first six months of 2002. Excluding the effects of hedging activities, natural gas prices averaged $3.01 per Mcf in the first six months of 2002 compared to $5.64 per Mcf in the same period of 2001. The rapid production declines of certain producing wells, particularly in the High Island 202 area, and less than anticipated results from workovers resulted in lower natural gas production in the first six months of 2002. Oil and condensate revenues increased $3.8 million primarily due to higher production volumes of 174 MBbls. Oil and condensate prices averaged $24.38 per barrel in the first six months of 2002 compared to $27.42 in the same period of 2001.

     Lease operating expenses increased $1.1 million in the first six months of 2002 compared to the first six months of 2001. Of the total increase in lease operating expenses, approximately $1.6 million was attributable to wells on 13 new blocks that commenced production subsequent to June 30, 2001 and $0.6 million related to workover activities, offset in part by a decrease of $1.1 million in expenses associated with existing wells.

     DD&A decreased $1.5 million in the first six months of 2002 compared to the first six months of 2001. Of the total decrease in DD&A, $8.7 million related to lower production volumes of 5.6 Bcfe, offset in part by $7.0 million related to an increase in the DD&A rate and $0.2 million related to an increase in other property and equipment depreciation and amortization in the first six months of 2002 compared to the same period of 2001.

     General and administrative expenses increased approximately $0.7 million in the first six months of 2002 compared to the first six months of 2001. The increase in general and administrative expenses was primarily due to higher employment-related costs resulting from the Company's recent growth.

     Interest income decreased $1.9 million in the first six months of 2002 compared to the first six months of 2001 primarily due to lower average cash and short-term investment balances and significantly lower interest rates in the first six months of 2002. Interest expense increased $0.2 million in the first six months of 2002 compared to the same period of 2001 primarily due to borrowings of $37.0 million in the first quarter of 2002. On April 3, 2002, the Company repaid all of its outstanding borrowings of $37.0 million under the Credit Facility.

     Income tax provision decreased $21.4 million in the first six months of 2002 compared to the first six months of 2001, primarily due to lower earnings in the first six months of 2002. Income taxes were accrued at a 36 percent effective tax rate in the first six months of 2002 and 2001.

     The Company recognized net income of $11.8 million, or $0.39 per basic share and $0.38 per diluted share, in the first six months of 2002 compared to net income of $49.9 million, or $1.85 per basic share and $1.76 per diluted share, in the first six months of 2001.

Liquidity and Capital Resources

     The Company has experienced and expects to continue to experience substantial capital requirements, primarily due to its active exploration and development programs in the Gulf of Mexico. Capital expenditures in 2001 were $288.8 million. Spinnaker has capital expenditure plans for 2002 totaling approximately $300 million and has recorded capital expenditures of approximately $188.1 million in the first six months of 2002. During 2001, Spinnaker participated in a significant deep water oil discovery, Front Runner, with a 25 percent non-operator working interest. The Company participated in six consecutive successful wells and sidetracks in testing the reservoirs on these blocks. Spinnaker has incurred capital expenditures associated with Front Runner of approximately $40.8 million beginning in the fourth quarter of 2000 through June 30, 2002 and expects to incur approximately $105 million in future development costs during the remainder of 2002 and 2003. The 2002 capital expenditure plans include a total of approximately $30 million related to the Front Runner project.

     Natural gas and oil prices have a significant impact on the Company's cash flows available for capital expenditures and its ability to borrow and raise additional capital. The amount the Company can borrow under its Credit Facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. Additionally, the rapid production declines of certain producing wells resulted in lower production in the first six months of 2002. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the Credit Facility, thus reducing the amount of financial resources available to meet the Company's capital requirements.

     On April 3, 2002, the Company completed a public offering of 5,750,000 shares of Common Stock at $41.50 per share, including the over-allotment option consisting of 750,000 shares. After payment of underwriting discounts and commissions, the Company received net proceeds of $227.9 million. On April 3, 2002, the Company used a portion of the proceeds from the offering to repay outstanding borrowings of $37.0 million. The remaining net proceeds were invested in short-term high quality investments and are being used to fund a portion of the costs to develop the Company's deep water oil discovery at Front Runner, to fund a portion of exploration and other development activities and for general corporate purposes, including possible acquisitions of properties or seismic data.

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

     Spinnaker has an effective shelf registration statement, relating to the potential public offer and sale by the Company or certain affiliates of up to $500 million of any combination of debt securities, preferred stock, common stock, warrants, stock purchase contracts and trust preferred securities from time to time or when financing needs arise. The registration statement does not provide assurance that the Company will or could sell any such securities.

      Cash and cash equivalents increased $82.0 million to $96.1 million at June 30, 2002 from $14.1 million at December 31, 2001. The components of the increase in cash and cash equivalents include $228.3 million provided by financing activities, $41.8 million provided by operating activities and $188.1 million used in investing activities.

   Operating Activities

     Net cash provided by operating activities in the first six months of 2002 decreased 71 percent to $41.8 million primarily as a result of lower natural gas production and prices. Cash flow from operations is dependent upon the Company's ability to increase production through its exploration and development programs and the prices of natural gas and oil. The Company has made significant investments to expand its operations in the Gulf of Mexico. These investments are expected to increase the Company's average daily production in the second half of 2002 as compared to the first half of 2002.

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

     The Company's cash flow from operations also depends on its ability to manage working capital, including accounts receivable, accounts payable and accrued liabilities. The increase in accounts receivable of $16.3 million was primarily related to an increase in the natural gas and oil revenue accrual of $8.0 million at June 30, 2002 due to higher commodity prices in June 2002 compared to December 2001 and an increase in joint interest billing receivables of approximately $7.3 million due to higher levels of operated drilling and development activities in the second quarter of 2002 compared to the fourth quarter of 2001. The net increase in accounts payable and accrued liabilities of $11.2 million was primarily due to costs associated with increased drilling and development activities in the second quarter of 2002 compared to the fourth quarter of 2001.

   Investing Activities

     Net cash used in investing activities in the first six months of 2002 increased 49 percent to $188.1 million compared to the first six months of 2001. Net oil and gas property capital expenditures were $184.4 million. Additionally, other property and equipment capital expenditures were $3.7 million.

     As part of its strategy, the Company explores for natural gas and oil at deeper drilling depths and in the deep waters of the Gulf of Mexico, where operations are more difficult and costly than at shallower drilling depths and in shallower waters. Along with higher risks and costs associated with these areas, greater opportunity exists for reserve additions. The Company has experienced and will continue to experience significantly higher drilling costs for its deep shelf and deep water projects. The Company drilled 14 wells in the first six months of 2002, nine of which were successful. In 2001, the Company drilled 35 wells, 19 of which were successful. Since inception and through June 30, 2002, the Company has drilled 108 wells, 65 of which were successful, representing a success rate of 60 percent. Dry hole costs, including associated leasehold costs, incurred for the six months ended June 30, 2002 were approximately $29.4 million.

     The Company has capital expenditure plans for 2002 totaling approximately $300 million, primarily for costs related to exploration and development programs. The 2002 budget includes development costs that are contingent on the success of exploratory drilling. The Company does not anticipate any significant abandonment or dismantlement costs in 2002. Actual levels of capital expenditures may vary due to many factors, including drilling results, natural gas and oil prices, the availability of capital, industry conditions, acquisitions, decisions of operators and other prospect owners and the prices of drilling rig dayrates and other oilfield goods and services. In the first six months of 2002, the Company incurred acquisition, exploration and development costs of $35.7 million, $107.1 million and $56.6 million, respectively. The costs associated with unproved properties and properties under development not included in the amortization base were $159.2 million as of June 30, 2002 and $102.9 million as of December 31, 2001 and included the following (in thousands):

                                                 As of          As of
                                                June 30,    December 31,
                                                 2002           2001
                                            ------------   -------------
Leasehold, delay rentals and seismic data      $128,090      $ 92,150
Wells in-progress .......................        26,436        10,112
Wells pending determination .............         3,677            --
Capitalized interest ....................           372           372
Other ...................................           637           247
                                               --------      --------
     Total ..............................      $159,212      $102,881
                                               ========      ========

   Financing Activities

     Net cash provided by financing activities of $228.3 million in the first six months of 2002 included proceeds from the public offering of Common Stock and $37.0 million in proceeds from and subsequent payments on borrowings. The Company received net proceeds of $227.9 million from the offering on April 3, 2002, and used a portion of the proceeds from the offering to repay outstanding borrowings of $37.0 million.

     On December 28, 2001, the Company replaced its $75.0 million credit facility with an unsecured $200.0 million Credit Facility with a group of seven banks. The borrowing base of the three-year Credit Facility is re-determined on or about April 30 and September 30 each year. The banks and Spinnaker also have the option to request one additional re-determination each year. The borrowing base is determined by the banks, in their usual and customary manner, and at their sole discretion. The amount of the borrowing base is a function of the bank's view of the Company's reserve profile as well as commodity prices. The current borrowing base is $100.0 million. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility is a fluctuating rate of interest equal to the higher of either Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5 percent per annum. The commitment fee rate ranges from 0.3 percent to 0.5 percent, depending on the borrowing base usage. The Credit Facility contains various covenants and restrictive provisions. At June 30, 2002, the Company was in compliance with the covenants and restrictive provisions. As of August 12, 2002, the Company had no outstanding borrowings under the Credit Facility.

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

     The Company enters into NYMEX related swap contracts and collar arrangements from time to time. The Company's swap contracts will settle based on the reported settlement price on the NYMEX for the last trading day of each month for natural gas. In a swap transaction, the counterparty is required to make a payment to the Company for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. The Company is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. Some of the master agreements require the Company to make margin payments to counterparties when net exposure exceeds a certain threshold. During the second quarter of 2002 and as of August 12, 2002, the Company had no such margin obligations.

     As of June 30, 2002, Spinnaker's commodity price risk management positions in fixed price natural gas swap contracts were as follows:

                             Average      Weighted
                              Daily       Average             Net Hedge
                              Volume     Price (Per           Positions
          Period             (MMBtu)      (MMBtu)           (in thousands)
-------------------------  -----------   ---------       ---------------
Third Quarter 2002 ......    80,000       $ 3.37           $      803
Fourth Quarter 2002 .....    86,685         3.64                  413
First Quarter 2003 ......    50,000         3.61               (1,344)
Second Quarter 2003 .....    50,000         3.52                 (971)
Third Quarter 2003 ......    50,000         3.55               (1,195)
Fourth Quarter 2003 .....    50,000         3.63               (1,694)
                                                           ----------
     Total ..............                                  $   (3,988)
                                                           ==========

     Based upon the Company's assessment of its derivative contracts at June 30, 2002, it reported a net liability of $4.0 million. The components of the net liability were as follows (in thousands):

                                             As of              As of
                                            June 30,        December 31,
                                             2002               2001
                                       --------------    ----------------
Current:
   Hedging asset.....................      $ 2,637           $20,593
   Hedging liability.................       (3,736)                -

Non-current:
   Hedging asset.....................      $   138           $ 1,726
   Hedging liability.................       (3,027)                -

     The Company also reported a loss in accumulated other comprehensive income of $2.6 million, net of income taxes of $1.4 million. The ineffective component of the derivatives recognized in earnings was a loss less than $0.1 million in the first six months of 2002.

     In connection with monthly settlements, the Company recognized net hedging gains of $6.5 million in revenues in the first six months of 2002. Based on future natural gas prices as of June 30, 2002, the Company would reclassify a net loss of $1.1 million from accumulated other comprehensive income (loss) to earnings within the next twelve months. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

     Subsequent to June 30, 2002, Spinnaker entered into additional swap contracts for the third quarter of 2002. Spinnaker's commodity price risk management positions in fixed price natural gas swap contracts and the related fair values, using natural gas forward prices as of August 12, 2002 and July and August settlements, were as follows:

                                Average      Weighted
                                 Daily       Average        Net Hedge
                                 Volume     Price (Per      Positions
          Period                (MMBtu)      (MMBtu)      (in thousands)
----------------------         --------     ----------    ----------------
Third Quarter 2002 ......       93,261       $ 3.32          $ 2,208
Fourth Quarter 2002 .....       86,685         3.64            2,712
First Quarter 2003 ......       50,000         3.61             (538)
Second Quarter 2003 .....       50,000         3.52             (464)
Third Quarter 2003 ......       50,000         3.55             (615)
Fourth Quarter 2003 .....       50,000         3.63           (1,193)
                                                             -------
     Total ..............                                    $ 2,110
                                                             =======

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its 2002 Annual Meeting of Stockholders ("Annual Meeting") on Tuesday, May 7, 2002. The meeting was held to elect seven directors to serve until the 2003 Annual Meeting of Stockholders and to ratify the selection of KPMG LLP as independent public accountants of the Company for the fiscal year ending December 31, 2002.

     The "For" column represents affirmative votes by holders of Common Stock represented by either proxy or at the Annual Meeting. Accordingly, abstentions and "broker non-votes" had the same effect as a vote against a director. The results of the voting related to the election of the nominees for director were as follows:

                                                  Against or
         Name                        For           Withheld
-----------------------              ---          ----------
Roger L. Jarvis .........        17,599,793      7,614,023
Sheldon R. Erikson ......        22,931,798      2,282,018
Jeffrey A. Harris .......        24,020,054      1,193,762
Michael E. McMahon ......        24,005,399      1,208,417
Michael G. Morris .......        24,020,112      1,193,704
Howard H. Newman ........        24,005,232      1,208,584
Michael E. Wiley ........        23,331,915      1,881,901

     Stockholders voted 24,948,685 shares "for" and 258,485 shares "against" the proposal to ratify the selection of KPMG LLP as independent public accountants of the Company for the fiscal year ending December 31, 2002, with 6,646 votes abstaining.

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

Date:     August 13, 2002                By:        /s/ ROBERT M. SNELL
     --------------------------              ----------------------------------
                                                      Robert M. Snell
                                              Vice President, Chief Financial
                                                   Officer and Secretary

Date:     August 13, 2002                By:       /s/ JEFFREY C. ZARUBA
     --------------------------              ----------------------------------
                                                    Jeffrey C. Zaruba
                                               Vice President, Treasurer and
                                                    Assistant Secretary

                                  EXHIBIT INDEX

  Exhibit
   Number                 Description
  -------                 -----------
    12.1 - Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends