Form 10-Q
period 2002-09-30
SPINNAKER EXPLORATION CO
filed 2002-11-13
CIK 1089697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------
                                    Form 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

(_) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission file number 001-16009

                          SPINNAKER EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

                        Delaware                                              76-0560101
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

              1200 Smith Street, Suite 800
                      Houston, Texas                                   77002
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

Yes   X    No ____
    -----

     The number of shares outstanding of the registrant's common stock, par value $0.01 per share, on November 12, 2002 was 33,170,740.

================================================================================

                          SPINNAKER EXPLORATION COMPANY
                                    Form 10-Q
             For the Three and Nine Months Ended September 30, 2002

                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

   Consolidated Balance Sheets
    September 30, 2002 (unaudited) and December 31, 2001 ......................   3

   Consolidated Statements of Operations
    Three and Nine Months Ended September 30, 2002 and 2001 (unaudited) .......   4

   Consolidated Statements of Cash Flows
    Nine Months Ended September 30, 2002 and 2001 (unaudited) .................   5

   Notes to Interim Consolidated Financial Statements (unaudited) .............   6

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ................................  10

 Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........  19

 Item 4. Controls and Procedures ..............................................  20

PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K .....................................  20

SIGNATURES ....................................................................  21

                          SPINNAKER EXPLORATION COMPANY
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                             September 30,   December 31,
                                                                                                 2002            2001
                                                                                            -------------    ------------
                                       ASSETS                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .............................................................  $   36,285       $   14,061
   Accounts receivable, net of allowance for doubtful accounts of $3,187 at
     September 30, 2002 and $3,059 at December 31, 2001, respectively ....................      42,438           24,129
   Hedging assets ........................................................................          23           20,593
   Other .................................................................................       9,239            3,664
                                                                                            ----------       ----------
       Total current assets ..............................................................      87,985           62,447

PROPERTY AND EQUIPMENT:
   Oil and gas, on the basis of full-cost accounting:
     Proved properties ...................................................................     819,269          575,806
     Unproved properties and properties under development, not being amortized ...........     140,259          102,881
   Other .................................................................................      13,817            7,245
                                                                                            ----------       ----------
                                                                                               973,345          685,932
   Less - Accumulated depreciation, depletion and amortization ...........................    (235,474)        (163,359)
                                                                                            ----------       ----------
       Total property and equipment ......................................................     737,871          522,573

OTHER ASSETS .............................................................................         374            2,296
                                                                                            ----------       ----------
       Total assets ......................................................................  $  826,230       $  587,316
                                                                                            ==========       ==========

                               LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable ......................................................................  $   27,904       $   32,383
   Accrued liabilities and other .........................................................      46,957           50,718
   Hedging liabilities ...................................................................      10,202                -
                                                                                            ----------       ----------
       Total current liabilities .........................................................      85,063           83,101

OTHER LIABILITIES ........................................................................       2,455                -
DEFERRED INCOME TAXES ....................................................................      53,903           45,723

COMMITMENTS AND CONTINGENCIES

EQUITY:
   Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued
     and outstanding at September 30, 2002 and December 31, 2001, respectively ...........           -                -
   Common stock, $0.01 par value; 50,000,000 shares authorized; 33,181,065 shares issued and 33,167,561 shares outstanding at September 30, 2002 and 27,308,912
     shares issued and 27,293,264 shares outstanding at December 31, 2001 ................         332              273
   Additional paid-in capital ............................................................     595,952          365,993
   Retained earnings .....................................................................      96,702           77,758
   Less: Treasury stock, at cost, 13,504 and 15,648 shares at September 30, 2002 and
     December 31, 2001, respectively .....................................................         (34)             (39)
   Accumulated other comprehensive income (loss) .........................................      (8,143)          14,507
                                                                                            ----------       ----------
       Total equity ......................................................................     684,809          458,492
                                                                                            ----------       ----------
       Total liabilities and equity ......................................................  $  826,230       $  587,316
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

                          SPINNAKER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              For the Three Months             For the Nine Months
                                                               Ended September 30,             Ended September 30,
                                                          ---------------------------      --------------------------
                                                              2002            2001            2002           2001
                                                          -----------     -----------      ----------     -----------
REVENUES .............................................    $    51,558     $    44,818      $  121,322      $  171,771
EXPENSES:
   Lease operating expenses ..........................          5,237           3,309          12,380           9,312
   Depreciation, depletion and amortization -
     natural gas and oil properties ..................         31,929          23,009          70,537          63,329
   Depreciation and amortization - other .............            246             131             629             333
   General and administrative ........................          2,976           2,219           8,387           6,969
   Charges related to Enron bankruptcy ...............            128               -             128               -
                                                          -----------     -----------      ----------      ----------
       Total expenses ................................         40,516          28,668          92,061          79,943
                                                          -----------     -----------      ----------      ----------
INCOME FROM OPERATIONS ...............................         11,042          16,150          29,261          91,828
OTHER INCOME (EXPENSE):
   Interest income ...................................            272             777             936           3,371
   Interest expense ..................................           (148)            (48)           (597)           (306)
                                                          -----------     -----------      ----------      ----------
       Total other income (expense) ..................            124             729             339           3,065
                                                          -----------     -----------      ----------      ----------
INCOME BEFORE INCOME TAXES ...........................         11,166          16,879          29,600          94,893
Income tax provision .................................          4,020           6,076          10,656          34,161
                                                          -----------     -----------      ----------      ----------
NET INCOME ...........................................    $     7,146     $    10,803      $   18,944      $   60,732
                                                          ===========     ===========      ==========      ==========

NET INCOME PER COMMON SHARE:
   Basic .............................................    $      0.22     $      0.40      $     0.61      $     2.25
                                                          ===========     ===========      ==========      ==========
   Diluted ...........................................    $      0.21     $      0.38      $     0.59      $     2.14
                                                          ===========     ===========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
   Basic .............................................         33,160          27,172          31,198          27,027
                                                          ===========     ===========      ==========      ==========
   Diluted ...........................................         34,038          28,335          32,118          28,314
                                                          ===========     ===========      ==========      ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                          SPINNAKER EXPLORATION COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                   For the Nine Months
                                                                                                   Ended September 30,
                                                                                               -------------------------
                                                                                                  2002            2001
                                                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................................................................   $  18,944       $  60,732
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation, depletion and amortization ................................................      71,166          63,662
   Deferred income tax expense .............................................................      10,956          34,161
   Other ...................................................................................         610             (81)
   Change in components of working capital:
     Accounts receivable ...................................................................     (18,309)         15,959
     Accounts payable and accrued liabilities ..............................................       7,074          24,565
     Other current assets and other ........................................................      (1,983)          1,641
                                                                                               ---------       ---------
         Net cash provided by operating activities .........................................      88,458         200,639

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties .......................................................    (287,998)       (230,161)
 Purchases of other property and equipment .................................................      (6,572)         (1,042)
 Purchases of short-term investments .......................................................           -         (29,627)
 Sales of short-term investments ...........................................................           -          49,042
                                                                                               ---------       ---------
         Net cash used in investing activities .............................................    (294,570)       (211,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings ..................................................................      37,000               -
 Payments on borrowings ....................................................................     (37,000)              -
 Proceeds from issuance of common stock ....................................................     227,873               -
 Common stock issuance costs ...............................................................        (489)              -
 Proceeds from exercise of stock options ...................................................         952           6,122
                                                                                               ---------       ---------
         Net cash provided by financing activities .........................................     228,336           6,122
                                                                                               ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................................      22,224          (5,027)
CASH AND CASH EQUIVALENTS, beginning of year ...............................................      14,061          63,910
                                                                                               ---------       ---------
CASH AND CASH EQUIVALENTS, end of period ...................................................   $  36,285       $  58,883
                                                                                               =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest, net of amounts capitalized ........................................   $     392       $     171
 Cash paid for income taxes ................................................................   $       -       $       -

  The accompanying notes are an integral part of these consolidated financial statements.

                          SPINNAKER EXPLORATION COMPANY
         Notes to Interim Consolidated Financial Statements (Unaudited)
                               September 30, 2002

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

2.   Earnings Per Share

     The basic and diluted net income per common share calculations are based on the following information (in thousands, except per share amounts):

                                                                        Three Months Ended         Nine Months Ended
                                                                          September 30,              September 30,
                                                                      ---------------------      ----------------------
                                                                        2002         2001          2002          2001
                                                                      --------     --------      --------     ---------
Numerator:
   Net income ...............................................         $  7,146     $ 10,803      $ 18,944     $  60,732
                                                                      ========     ========      ========     =========

Denominator:
   Basic weighted average number of shares ..................           33,160       27,172        31,198        27,027
                                                                      ========     ========      ========     =========
   Dilutive securities:
     Stock options ..........................................              878        1,163           920         1,287
                                                                      --------     --------      --------     ---------
   Diluted adjusted weighted average number of shares and
     assumed conversions ....................................           34,038       28,335        32,118        28,314
                                                                      ========     ========      ========     =========

Net income per common share:
   Basic ....................................................         $   0.22     $   0.40      $   0.61     $    2.25
                                                                      ========     ========      ========     =========
   Diluted ..................................................         $   0.21     $   0.38      $   0.59     $    2.14
                                                                      ========     ========      ========     =========

3.   Credit Facility

     On December 28, 2001, the Company replaced its $75.0 million credit facility with an unsecured $200.0 million credit facility ("Credit Facility") with a group of seven banks. The borrowing base of the three-year Credit Facility is re-determined on or about April 30 and September 30 each year. The banks and Spinnaker also have the option to request one additional re-determination each year. The borrowing base is determined by the banks, in their usual and customary manner, and at their sole discretion. The amount of the borrowing base is a function of the banks' view of the Company's reserve profile as well as commodity prices. The current borrowing base is $100.0 million. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility is a fluctuating rate of interest equal to the higher of either Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5 percent per annum. The commitment fee rate ranges from 0.3 percent to 0.5 percent, depending on the borrowing base usage. The Credit Facility contains various covenants and restrictive provisions. At September 30, 2002, the Company was in compliance with the covenants and restrictive provisions and expects to remain in compliance through December 31, 2002. As of November 12, 2002, the Company had no outstanding borrowings under the Credit Facility.

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

5.   Derivatives and Hedging

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be realized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged items in the statement of operations and requires a company to formally document, designate and assess the effectiveness of transactions that qualify for hedge accounting.

     The Company enters into New York Mercantile Exchange ("NYMEX") related swap contracts and collar arrangements from time to time. The Company's swap contracts and collar arrangements will settle based on the reported settlement price on the NYMEX for the last trading day of each month for natural gas.

     In a swap transaction, the counterparty is required to make a payment to the Company for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. The Company is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. As of September 30, 2002, Spinnaker's commodity price risk management positions in fixed price natural gas swap contracts and related fair value were as follows:

                                         Average          Weighted
                                          Daily           Average
                                         Volume            Price             Fair Value
            Period                      (MMBtus)        (Per MMBtu)        (in thousands)
-------------------------------      --------------    --------------      --------------
Fourth Quarter 2002 ..........          106,685           $  3.68          $      (3,510)
First Quarter 2003 ...........           60,000              3.71                 (2,558)
Second Quarter 2003 ..........           53,297              3.55                 (1,978)
Third Quarter 2003 ...........           50,000              3.55                 (2,001)
Fourth Quarter 2003 ..........           50,000              3.63                 (2,223)
                                                                           --------------
     Total ...................                                             $     (12,270)
                                                                           ==============

     In a collar arrangement, the counterparty is required to make a payment to the Company for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. The Company is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Neither party is required to make a payment if the settlement price falls between the fixed floor price and the fixed ceiling price. As of September 30, 2002, Spinnaker's commodity price risk management positions in natural gas collar arrangements and related fair value were as follows:

                                                   Average            Weighted            Weighted
                                                    Daily             Average             Average
                                                    Volume          Floor Price        Ceiling Price        Fair Value
            Period                                 (MMBtu)          (Per MMBtu)         (Per MMBtu)       (in thousands)
-------------------------------                  -----------      ---------------     ---------------     --------------
First Quarter 2003 .........                        15,000           $  3.25             $  5.21           $       (281)
Second Quarter 2003 ........                        15,000              3.25                5.21                    102
Third Quarter 2003 .........                        15,000              3.25                5.21                     48
Fourth Quarter 2003 ........                        15,000              3.25                5.21                   (233)
                                                                                                          --------------
     Total .................                                                                               $       (364)
                                                                                                          ==============

     The Company reported a net liability of $12.6 million related to its derivative contracts at September 30, 2002. The components of the net liability were as follows (in thousands):

                                                     As of             As of
                                                  September 30,    December 31,
                                                      2002             2001
                                                  -------------    ------------
Current:
   Hedging asset .............................      $      23        $  20,593
   Hedging liability .........................         10,202                -

Non-current:
   Hedging asset .............................      $       -        $   1,726
   Hedging liability .........................          2,455                -

     The Company also reported a loss in accumulated other comprehensive income of $8.1 million, net of income taxes of $4.4 million. The ineffective component of the derivatives recognized in earnings was a loss less than $0.1 million in the first nine months of 2002.

     In connection with monthly settlements, the Company recognized net hedging gains of $1.2 million and $7.7 million in revenues in the third quarter and first nine months of 2002, respectively. Based on future natural gas prices as of September 30, 2002, the Company would reclassify a net loss of $10.2 million from accumulated other comprehensive income (loss) to earnings within the next twelve months. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

     Subsequent to September 30, 2002, Spinnaker entered into additional swap contracts for the fourth quarter of 2002. Spinnaker's current commodity price risk management positions in fixed price natural gas swap contracts and the related fair values, using natural gas forward prices as of November 11, 2002 and including October and November 2002 settlements paid to counterparties of $2.0 million were as follows:

                                           Average         Weighted
                                            Daily          Average
                                           Volume           Price         Fair Value
            Period                         (MMBtu)       (Per MMBtu)     (in thousands)
---------------------------               ---------     ------------     --------------
Fourth Quarter 2002 ........               113,315         $  3.71         $ (1,592)
First Quarter 2003 .........                60,000            3.71             (843)
Second Quarter 2003 ........                53,297            3.55             (857)
Third Quarter 2003 .........                50,000            3.55           (1,013)
Fourth Quarter 2003 ........                50,000            3.63           (1,474)
                                                                         --------------
     Total .................                                               $ (5,779)
                                                                         ==============

     Spinnaker's current commodity price risk management positions in natural gas collar arrangements as of November 11, 2002 were as follows:

                                           Average       Weighted        Weighted
                                            Daily        Average         Average
                                           Volume      Floor Price    Ceiling Price
               Period                      (MMBtu)     (Per MMBtu)     (Per MMBtu)
---------------------------------------  -----------  -------------  --------------
First Quarter 2003 ..................       15,000      $   3.25       $   5.21
Second Quarter 2003 .................       15,000          3.25           5.21
Third Quarter 2003 ..................       15,000          3.25           5.21
Fourth Quarter 2003 .................       15,000          3.25           5.21


6.   Comprehensive Income

     The following are components of comprehensive income (loss) (in thousands):

                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,           September 30,
                                                                 ----------------------- -----------------------
                                                                     2002        2001        2002        2001
                                                                 ----------- ----------- ----------- -----------
Net income ......................................................  $  7,146    $ 10,803    $ 18,944    $ 60,732
Other comprehensive income (loss), net of tax:
   Cumulative effect of accounting change for derivative
     financial instruments ......................................         -           -           -     (27,126)
   Net change in fair value of derivative financial
     instruments ................................................    (7,360)     17,128      (3,209)     32,298
   Financial derivative settlements taken to income, net of
     tax ........................................................      (784)     (1,640)     (4,935)     10,317
                                                                   --------    --------    --------    --------
Comprehensive income (loss) .....................................  $   (998)   $ 26,291    $ 10,800    $ 76,221
                                                                   ========    ========    ========    ========

7.   New Accounting Principle

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company currently records its plugging and abandonment costs, net of salvage value, with respect to its natural gas and oil properties as depreciation, depletion and amortization expense ("DD&A") using the units-of-production method. This statement will require the Company to recognize a liability for the fair value of its plugging and abandonment liability, excluding salvage value, with the associated costs as part of its natural gas and oil property balance. The Company is still evaluating the future financial effects of adopting SFAS No. 143 and will adopt the standard effective January 1, 2003.

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

     Numerous important factors, risks and uncertainties may affect the Company's operating results, including:

     .    the risks associated with exploration;
     .    delays in anticipated start-up dates;
     .    the ability to find, acquire, market, develop and produce new properties;
     .    natural gas and oil price volatility;
     . uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
     . downward revisions of proved reserves and the related negative impact on the DD&A rate;
     .    production and reserves concentrated in a small number of properties;
     .    operating hazards attendant to the natural gas and oil business;
     . downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
     .    potential mechanical failure or under-performance of significant wells;
     .    impact of weather conditions on timing and costs of operations;
     .    availability and cost of material and equipment;
     .    actions or inactions of third-party operators of the Company's properties;
     .    the ability to find and retain skilled personnel;
     .    availability of capital;
     .    the strength and financial resources of competitors;
     .    regulatory developments;
     .    environmental risks; and
     .    general economic conditions.

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

     As of September 30, 2002, the Company excluded from the amortization base estimated future expenditures of $27.0 million associated with common development costs for its deep water discovery at Front Runner. This estimate of future expenditures associated with common development costs is based on existing proved reserves to total proved reserves expected to be established upon completion of the Front Runner project.

     If the $27.0 million had been included in the amortization base as of September 30, 2002, and no additional reserves were assigned to the Front Runner project, the DD&A rate as of September 30, 2002 would have been $2.24 per thousand cubic feet gas equivalent ("Mcfe"). All future development costs associated with the deep water discovery at Front Runner are included in the determination of estimated future net cash flows from proved natural gas and oil reserves used in the full cost ceiling calculation, as discussed below.

   Full Cost Ceiling

     Capitalized costs of natural gas and oil properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved natural gas and oil reserves, including the effects of hedging activities in place as of September 30, 2002, discounted at 10 percent, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the full cost ceiling). If capitalized costs exceed the full cost ceiling, the excess is charged to write-down of natural gas and oil properties in the quarter in which the excess occurs.

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

   Capitalized General and Administrative Expenses

     Under the full cost method of accounting, certain internal costs are capitalized that are directly identified with acquisition, exploration and development activities. These capitalized internal costs include salaries, employee benefits, costs of consulting services and other related expenses and do not include costs related to production, general corporate overhead or similar activities. Spinnaker capitalized $1.4 million and $4.3 million of general and administrative costs in the third quarter and first nine months of 2002, respectively.

   Unproved Properties

     The costs associated with unproved properties and properties under development are not initially included in the amortization base and relate to unevaluated leasehold acreage and delay rentals, seismic data, wells in-progress, wells pending determination and capitalized interest. Unevaluated leasehold costs, delay rentals and capitalized interest are either transferred to the amortization base with the costs of drilling the related well or are assessed quarterly for possible impairment or reduction in value. Unevaluated leasehold costs, delay rentals and capitalized interest are transferred to the amortization base if a reduction in value has occurred. The costs of seismic data are transferred to the amortization base using the sum-of-the-year's-digits method over a period of six years. The costs associated with wells in-progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. The costs of drilling exploratory dry holes and associated leasehold costs are included in the amortization base immediately upon determination that the well is unsuccessful.

   Other

     The costs associated with seismic hardware and software are included in other property and equipment. These costs are depreciated using the straight-line method over three years, with the provision for depreciation recorded to the amortization base. Spinnaker capitalized a provision of $0.4 million and $0.9 million related to seismic hardware and software costs in the third quarter and first nine months of 2002, respectively.

Overview

     Financial and operational results for the three and nine months ended September 30, 2002 compared to the same periods in 2001 included:

     Three Months Ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001

     . Production of 14.8 billion cubic feet gas equivalent ("Bcfe"), up 4 percent.
     .    Revenues of $51.6 million, up 15 percent.
     .    Income from operations of $11.0 million, down 32 percent.
     .    Net income of $7.1 million, down 34 percent.
     . Cash flows from operating activities, before working capital changes, of $43.5 million, up 11 percent.

     Nine Months Ended September 30, 2002 as Compared to the Nine Months Ended September 30, 2001

     .    Production of 35.2 Bcfe, down 13 percent.
     .    Revenues of $121.3 million, down 29 percent.
     .    Income from operations of $29.3 million, down 68 percent.
     .    Net income of $18.9 million, down 69 percent.
     . Cash flows from operating activities, before working capital changes, of $101.7 million, down 36 percent.

Results of Operations

     The following table sets forth certain operating information with respect to the natural gas and oil operations of the Company:

                                                               For the Three Months       For the Nine Months
                                                               Ended September 30,        Ended September 30,
                                                            ------------------------   --------------------------
                                                               2002          2001         2002           2001
                                                            ----------    ----------   -----------    -----------
Production:
   Natural gas (MMcf) ...................................       12,690        13,747        31,131         38,836
   Oil and condensate (MBbls) ...........................          349            81           672            230
     Total (MMcfe) ......................................       14,783        14,235        35,160         40,218

Revenues (in thousands):
   Natural gas ..........................................   $   41,303    $   39,945   $    96,754    $   181,494
   Oil and condensate ...................................        9,058         2,083        16,927          6,170
   Net hedging income (loss) ............................        1,225         2,465         7,710        (16,218)
   Other ................................................          (28)          325           (69)           325
                                                            ----------    ----------   -----------    -----------
     Total ..............................................   $   51,558    $   44,818   $   121,322    $   171,771

Average sales price per unit:
   Natural gas revenues from production
     (per Mcf) ..........................................   $     3.25    $     2.91   $      3.11    $      4.67
   Effects of hedging activities (per Mcf) ..............         0.10          0.17          0.25          (0.41)
                                                            ----------    ----------   -----------    -----------
     Average price (per Mcf) ............................   $     3.35    $     3.08   $      3.36    $      4.26

   Oil and condensate revenues from production
     (per Bbl) ..........................................   $    25.97    $    25.66   $     25.21    $     26.80
   Effects of hedging activities (per Bbl) ..............            -             -             -              -
                                                            ----------    ----------   -----------    -----------
     Average price (per Bbl) ............................   $    25.97    $    25.66   $     25.21    $     26.80

   Total revenues from production (per Mcfe) ............   $     3.41    $     2.95   $      3.23    $      4.67
   Effects of hedging activities (per Mcfe) .............         0.08          0.18          0.22          (0.41)
                                                            ----------    ----------   -----------    -----------
     Total average price (per Mcfe) .....................   $     3.49    $     3.13   $      3.45    $      4.26

Expenses (per Mcfe):
   Lease operating expenses .............................   $     0.35    $     0.23   $      0.35    $      0.23
   Depreciation, depletion and amortization -
     natural gas and oil properties .....................   $     2.16    $     1.62   $      2.01    $      1.57

Income from operations (in thousands) ...................   $   11,042    $   16,150   $    29,261    $    91,828

   Three Months Ended September 30, 2002 as Compared to the Three Months Ended September 30, 2001

     Revenues, including the effects of hedging activities, increased $6.7 million in the third quarter of 2002 compared to the third quarter of 2001. The increase in revenues was primarily due to higher oil production in the third quarter of 2002 compared to the third quarter of 2001. Excluding the effects of hedging activities, natural gas revenues increased $1.4 million and oil and condensate revenues increased $7.0 million. The net income associated with hedging activities in the third quarter of 2002 decreased $1.6 million compared to the third quarter of 2001.

     Production increased approximately 0.5 Bcfe in the third quarter of 2002 compared to the third quarter of 2001. Average daily production in the third quarter of 2002 was 161 million cubic feet gas equivalent ("MMcfe") compared to 155 MMcfe in the same period of 2001. Natural gas revenues increased $1.4 million due to higher prices in the third quarter of 2002, although natural gas production decreased 1.1 Bcf. Excluding the effects of hedging activities, third quarter 2002 natural gas prices averaged $3.25 per Mcf compared to $2.91 per Mcf in the third quarter of 2001. The production declines of certain producing wells, particularly in the High Island 202 area, resulted in lower natural gas production in the third quarter of 2002. Oil and condensate revenues increased $7.0 million primarily due to higher production volumes of 268 thousand barrels ("MBbls"). Third quarter 2002 oil and condensate prices averaged $25.97 per barrel compared to $25.66 in the same period of 2001. The Company estimates that its net production was reduced by approximately 0.5 Bcfe in the third quarter of 2002 as a result of Tropical Storms Fay and Isidore. The Company estimates that its net production will be reduced by approximately 0.8 Bcfe in the fourth quarter of 2002 as a result of Hurricane Lili, which caused damage to several pipelines and facilities in which the Company owns an interest.

     Lease operating expenses increased $1.9 million in the third quarter of 2002 compared to the third quarter of 2001. Of the total increase in lease operating expenses, approximately $3.0 million was attributable to wells on 11 new blocks that commenced production subsequent to September 30, 2001, offset in part by decreases of $0.6 million in operating expenses associated with existing wells and $0.5 million in workover expenses. The overall increase in the lease operating expense rate per Mcfe in the third quarter of 2002 compared to the same period in 2001 was primarily due to the production declines of certain wells in the High Island 202 area where the lease operating rate was significantly lower than other producing areas operated by the Company.

     DD&A increased $8.9 million in the third quarter of 2002 compared to the third quarter of 2001. Of the total increase in DD&A, $8.0 million related to an increase in the DD&A rate per Mcfe and $0.9 million related to higher production volumes in the third quarter of 2002. The DD&A rate increased in the third quarter of 2002 compared to the second quarter of 2002 primarily due to four unsuccessful drilling operations. Because of additional unsuccessful drilling operations experienced to date, the Company currently expects that the DD&A rate will increase in the fourth quarter of 2002 to approximately $2.25 per Mcfe.

     General and administrative expenses increased approximately $0.8 million in the third quarter of 2002 compared to the third quarter of 2001. The increase in general and administrative expenses was primarily due to higher employment-related costs resulting from the Company's recent growth in personnel and increased professional services fees.

     Interest income decreased $0.5 million in the third quarter of 2002 compared to the third quarter of 2001 primarily due to lower average cash and short-term investment balances and lower interest rates in the third quarter of 2002. Interest expense increased $0.1 million in the third quarter of 2002 compared to the third quarter of 2001 primarily due to higher commitment fees and loan origination fee amortization in the third quarter of 2002.

     Income tax provision decreased $2.1 million in the third quarter of 2002 compared to the third quarter of 2001 due to lower earnings in the third quarter of 2002. Income taxes were accrued at a 36 percent effective tax rate in the third quarter of 2002 and 2001.

     The Company recognized net income of $7.1 million, or $0.22 per basic share and $0.21 per diluted share, in the third quarter of 2002 compared to net income of $10.8 million, or $0.40 per basic share and $0.38 per diluted share, in the third quarter of 2001.

  Nine Months Ended September 30, 2002 as Compared to the Nine Months Ended September 30, 2001

     Revenues, including the effects of hedging activities, decreased $50.4 million in the first nine months of 2002 compared to the first nine months of 2001. The decrease in revenues was primarily due to lower natural gas production and prices in the first nine months of 2002. Excluding the effects of hedging activities, natural gas revenues decreased $84.7 million and oil and condensate revenues increased $10.8 million. Revenues from natural gas hedging activities improved approximately $23.5 million in the first nine months of 2002 compared to the same period of 2001.

     Production decreased approximately 5.1 Bcfe in the first nine months of 2002 compared to the first nine months of 2001. Average daily production in the first nine months of 2002 was 129 MMcfe compared to 147 MMcfe in the same period of 2001. Natural gas revenues decreased $84.7 million due to lower volumes of
7.7 Bcf and lower prices in the first nine months of 2002. Excluding the effects of hedging activities, natural gas prices averaged $3.11 per Mcf in the first nine months of 2002 compared to $4.67 per Mcf in the same period of 2001. The production declines of certain producing wells, particularly in the High Island 202 area, and less than anticipated results from workovers resulted in lower natural gas production in the first nine months of 2002. Oil and condensate revenues increased $10.8 million primarily due to higher production volumes of 442 MBbls. Oil and condensate prices averaged $25.21 per barrel in the first nine months of 2002 compared to $26.80 in the same period of 2001. The Company estimates that its net production was reduced by approximately 0.5 Bcfe in the third quarter of 2002 as a result of Tropical Storms Fay and Isidore. The Company estimates that its net production will be reduced by approximately 0.8 Bcfe in the fourth quarter of 2002 as a result of Hurricane Lili, which caused damage to several pipelines and facilities in which the Company owns an interest.

     Lease operating expenses increased $3.1 million in the first nine months of 2002 compared to the first nine months of 2001. Of the total increase in lease operating expenses, approximately $4.4 million was attributable to wells on 11 new blocks that commenced production subsequent to September 30, 2001, offset in part by a decrease of $1.3 million in operating expenses associated with existing wells. The overall increase in the lease operating expense rate per Mcfe in the first nine months of 2002 compared to the same period in 2001 was primarily due to the production declines of certain wells in the High Island 202 area where the lease operating rate was significantly lower than other producing areas operated by the Company.

     DD&A increased $7.2 million in the first nine months of 2002 compared to the first nine months of 2001. Of the total increase in DD&A, $15.2 million related to an increase in the DD&A rate, offset by $8.0 million related to lower production volumes of 5.1 Bcfe in the first nine months of 2002 compared to the same period of 2001. Because of additional unsuccessful drilling operations experienced to date, the Company currently expects that the DD&A rate will increase in the fourth quarter of 2002.

     General and administrative expenses increased approximately $1.4 million in the first nine months of 2002 compared to the first nine months of 2001. The increase in general and administrative expenses was primarily due to higher employment-related costs resulting from the Company's recent growth and increased professional services fees.

     Interest income decreased $2.4 million in the first nine months of 2002 compared to the first nine months of 2001 primarily due to lower average cash and short-term investment balances and significantly lower interest rates in the first nine months of 2002. Interest expense increased $0.3 million in the first nine months of 2002 compared to the same period of 2001 primarily due to interest on borrowings of $37.0 million in the first quarter of 2002 and higher commitment fees. On April 3, 2002, the Company repaid all of its outstanding borrowings of $37.0 million under the Credit Facility.

     Income tax provision decreased $23.5 million in the first nine months of 2002 compared to the first nine months of 2001 due to lower earnings in the first nine months of 2002. Income taxes were accrued at a 36 percent effective tax rate in the first nine months of 2002 and 2001.

     The Company recognized net income of $18.9 million, or $0.61 per basic share and $0.59 per diluted share, in the first nine months of 2002 compared to net income of $60.7 million, or $2.25 per basic share and $2.14 per diluted share, in the same period of 2001.

Liquidity and Capital Resources

     The Company has experienced and expects to continue to experience substantial capital requirements, primarily due to its active exploration and development programs in the Gulf of Mexico. Capital expenditures in 2001 were $288.8 million. Spinnaker has capital expenditure plans for 2002 totaling approximately $322 million and has incurred capital expenditures of approximately $287.4 million in the first nine months of 2002. During 2001, Spinnaker participated in a significant deep water oil discovery, Front Runner, with a 25 percent non-operator working interest. The Company participated in six consecutive successful wells and sidetracks in testing the reservoirs on these blocks. Spinnaker has incurred capital expenditures associated with Front Runner of $20.3 million in the first nine months of 2002 and inception-to-date expenditures of $49.7 million. The Company expects to incur approximately $103 million in future development costs, including approximately $10 million during the remainder of 2002, $60 million in 2003, $15 million in 2004 and $18 million thereafter.

     Natural gas and oil prices have a significant impact on the Company's cash flows available for capital expenditures and its ability to borrow and raise additional capital. The amount the Company can borrow under its Credit Facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. Additionally, the rapid production declines of certain producing wells resulted in lower production in the first nine months of 2002. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the Credit Facility, thus reducing the amount of financial resources available to meet the Company's capital requirements.

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

     Spinnaker has an effective shelf registration statement relating to the potential public offer and sale by the Company or certain of its affiliates of up to $500 million of any combination of debt securities, preferred stock, common stock, warrants, stock purchase contracts and trust preferred securities from time to time or when financing needs arise. The registration statement does not provide assurance that the Company will or could sell any such securities.

     Cash and cash equivalents increased $22.2 million to $36.3 million at September 30, 2002 from $14.1 million at December 31, 2001. The components of the increase in cash and cash equivalents include $228.3 million provided by financing activities, $88.5 million provided by operating activities and $294.6 million used in investing activities.

  Operating Activities

     Net cash provided by operating activities in the first nine months of 2002 decreased 56 percent to $88.5 million primarily due to lower natural gas production and prices. Cash flow from operations is dependent upon the Company's ability to increase production through its exploration and development programs and the prices of natural gas and oil. The Company has made significant investments to expand its operations in the Gulf of Mexico. These investments are expected to increase the Company's average daily production in the fourth quarter of 2002 as compared to the first nine months of 2002. However, the Company currently expects that its average daily production in 2003 will decline significantly from the levels it expects to achieve in the fourth quarter of 2002.

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

     The Company's cash flow from operations also depends on its ability to manage working capital, including accounts receivable, accounts payable and accrued liabilities. The net increase of $18.3 million in accounts receivable was primarily related to an increase of $8.7 million in the natural gas and oil revenue accrual at September 30, 2002 due to higher production and commodity prices in September 2002 compared to December 2001 and an increase of $7.4 million in joint interest billing and trade receivables due to higher levels of operated drilling and development activities in the third quarter of 2002 compared to the fourth quarter of 2001. The net decrease of $8.2 million in accounts payable and accrued liabilities was primarily due to the reversal of current deferred taxes of $7.2 million related to the fair value of open derivative contracts at December 31, 2001. In connection with the fair value of open derivative contracts at September 30, 2002, the Company recorded a net deferred tax asset of $3.6 million in other current assets.

  Investing Activities

     Net cash used in investing activities in the first nine months of 2002 increased 39 percent to $294.6 million compared to the first nine months of 2001. Net oil and gas property capital expenditures were $288.0 million and other property and equipment capital expenditures were $6.6 million.

     As part of its strategy, the Company explores for natural gas and oil at deeper drilling depths and in the deep waters of the Gulf of Mexico, where operations are more difficult and costly than at shallower drilling depths and in shallower waters. Along with higher risks and costs associated with these areas, greater opportunity exists for reserve additions. The Company has experienced and will continue to experience significantly higher drilling costs for its deep shelf and deep water projects relative to the drilling costs on shallower depth shelf projects in the Gulf of Mexico. The Company drilled 22 wells in the first nine months of 2002, 13 of which were successful. In 2001, the Company drilled 35 wells, 19 of which were successful. Since inception and through September 30, 2002, the Company has drilled 116 wells, 69 of which were successful, representing a success rate of 59 percent. Dry hole costs, including associated leasehold costs, were $33.6 million and $63.0 million in the three and nine months ended September 30, 2002, respectively.

     The Company has capital expenditure plans for the fourth quarter of 2002 of approximately $35 million. The Company has capital expenditure plans for 2003 totaling approximately $268 million, primarily for costs related to exploration and development programs. The Company does not anticipate any significant abandonment or dismantlement costs in 2003. Actual levels of capital expenditures may vary due to many factors, including drilling results, natural gas and oil prices, the availability of capital, industry conditions, acquisitions, decisions of operators and other prospect owners and the prices of drilling rig dayrates and other oilfield goods and services. In the first nine months of 2002, the Company incurred acquisition, exploration and development costs of $37.7 million, $160.6 million and $82.5 million, respectively. The costs associated with unproved properties and properties under development not included in the amortization base were $140.3 million as of September 30, 2002 and $102.9 million as of December 31, 2001 and included the following (in thousands):

                                                         As of         As of
                                                      September 30, December 31,
                                                          2002          2001
                                                     -------------  ------------

Leasehold, delay rentals and seismic data ..........    $131,196      $ 92,150
Wells in-progress ..................................       4,186        10,112
Wells pending determination ........................       4,044             -
Capitalized interest ...............................         372           372
Other ..............................................         461           247
                                                        --------      --------
    Total ..........................................    $140,259      $102,881
                                                        ========      ========

  Financing Activities

     Net cash provided by financing activities of $228.3 million in the first nine months of 2002 included proceeds from the public offering of Common Stock and $37.0 million in proceeds from and subsequent payments on borrowings. The Company received net proceeds of $227.9 million from the offering on April 3, 2002, and used a portion of the proceeds from the offering to repay outstanding borrowings of $37.0 million.

     On December 28, 2001, the Company replaced its $75.0 million credit facility with an unsecured $200.0 million Credit Facility with a group of seven banks. The borrowing base of the three-year Credit Facility is re-determined on or about April 30 and September 30 each year. The banks and Spinnaker also have the option to request one additional re-determination each year. The borrowing base is determined by the banks, in their usual and customary manner, and at their sole discretion. The amount of the borrowing base is a function of the banks' view of the Company's reserve profile as well as commodity prices. The current borrowing base is $100.0 million. The Company has the option to elect to use a base interest rate as described below or the LIBOR rate plus, for each such rate, a spread based on the percent of the borrowing base used at that time. The base interest rate under the Credit Facility is a fluctuating rate of interest equal to the higher of either Toronto-Dominion Bank's base rate for dollar advances made in the United States or the Federal Funds Rate plus 0.5 percent per annum. The commitment fee rate ranges from 0.3 percent to 0.5 percent, depending on the borrowing base usage. The Credit Facility contains various covenants and restrictive provisions. At September 30, 2002, the Company was in compliance with the covenants and restrictive provisions. As of November 12, 2002, the Company had no outstanding borrowings under the Credit Facility.

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

   Commodity Price Risk

     The Company's revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and the Company's ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. The Company sells its natural gas and oil production under fixed or floating market price contracts. Spinnaker enters into hedging arrangements from time to time to reduce its exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. However, these contracts also limit the benefits the Company would realize if prices increase. These financial arrangements are fixed price swap contracts and costless collar arrangements and are placed with major trading counterparties the Company believes represent minimum credit risks. Spinnaker cannot provide assurance that these trading counterparties will not become credit risks in the future. Under its current hedging practice, the Company generally does not hedge more than 66 2/3 percent of its estimated twelve-month production quantities without the prior approval of the risk management committee of the board of directors.

     See Note 5 to the Company's Notes to Interim Consolidated Financial Statements (Unaudited) for a discussion of activities involving derivative financial instruments during 2002 and the Company's current commodity price risk management positions in fixed price natural gas swap contracts and natural gas collar arrangements. To calculate the potential effect of the derivative contracts on future revenues, the Company applied NYMEX natural gas forward prices as of September 30, 2002 to the quantity of the Company's natural gas production covered by those derivative contracts as of that date. The following table shows the estimated potential effects of the derivative financial instruments on future revenues (in thousands):

                                                             Estimated Decrease    Estimated Decrease
                                        Estimated Change      in Revenues with      in Revenues with
                                         in Revenues at       10% Decrease in       10% Increase in
       Derivative instrument             Current Prices            Prices                Prices
------------------------------------  --------------------  --------------------  --------------------
Fixed price swap transactions ......       $ (12,270)            $ (1,763)             $ (23,016)
Collar arrangements ................               -                     -                     -

                           PART II - OTHER INFORMATION

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Within 90 days before the filing of this quarterly report on Form 10-Q, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, the Company's principal executive officer and principal financial officer believe that:

     . the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and

     . the Company's disclosure controls and procedures were effective to ensure that material information was accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              12.1 - Calculation of Ratios of Earnings to Fixed Charges and
                     Combined Fixed Charges and Preferred Dividends

         (b)  Reports on Form 8-K

              A Current Report on Form 8-K dated August 13, 2002 and filed on August 14, 2002 furnished under Item 9. Regulation FD Disclosure the certifications by each of the Chief Executive Officer and the Chief Financial Officer that accompanied the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 in accordance with 18 U.S.C. Section 1350.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SPINNAKER EXPLORATION COMPANY

Date:   November 12, 2002                    By:     /s/ ROBERT M. SNELL
      ---------------------                      -------------------------------
                                                         Robert M. Snell
                                                 Vice President, Chief Financial
                                                      Officer and Secretary

Date:   November 12, 2002                    By:    /s/ JEFFREY C. ZARUBA
      ---------------------                      -------------------------------
                                                        Jeffrey C. Zaruba
                                                   Vice President, Treasurer and
                                                       Assistant Secretary

                                CERTIFICATION OF
                           PRINCIPAL EXECUTIVE OFFICER
                        OF SPINNAKER EXPLORATION COMPANY
                PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Roger L. Jarvis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Spinnaker Exploration Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


/s/    ROGER L. JARVIS
----------------------
Name:  Roger L. Jarvis
Title: Chief Executive Officer

                                CERTIFICATION OF
                           PRINCIPAL FINANCIAL OFFICER
                        OF SPINNAKER EXPLORATION COMPANY
                PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Robert M. Snell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Spinnaker Exploration Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


/s/     ROBERT M. SNELL
-----------------------
Name:   Robert M. Snell
Title:  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------

 12.1 - Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends