Form 10-Q
period 2004-03-31
SPINNAKER EXPLORATION CO
filed 2004-05-07
CIK 1089697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 001-16009

SPINNAKER EXPLORATION COMPANY

(Exact name of registrant as specified in its charter)

Delaware	76-0560101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Smith Street, Suite 800 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on May 6, 2004 was 33,711,000.

SPINNAKER EXPLORATION COMPANY

Form 10-Q

For the Three Months Ended March 31, 2004

SPINNAKER EXPLORATION COMPANY

C ONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of March 31, 2004	As of December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,532	$15,315
Accounts receivable, net of allowance for doubtful accounts of $3,232 as of March 31, 2004 and December 31, 2003, respectively	35,585	30,067
Hedging assets	—	203
Other	8,411	4,193

Total current assets	51,528	49,778

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	1,272,164	1,175,443
Unproved properties and properties under development, not being amortized	128,557	151,214
Other	18,085	17,309

	1,418,806	1,343,966
Less – Accumulated depreciation, depletion and amortization	(434,236)	(404,298)

Total property and equipment	984,570	939,668

OTHER ASSETS	993	1,136

Total assets	$1,037,091	$990,582

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,620	$18,723
Accrued liabilities and other	47,146	60,874
Hedging liabilities	8,130	2,903
Asset retirement obligations, current portion	2,392	446

Total current liabilities	83,288	82,946

LONG-TERM DEBT	75,000	50,000
ASSET RETIREMENT OBLIGATIONS	31,582	32,548
DEFERRED INCOME TAXES	86,666	81,027
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 33,674,461 shares issued and 33,664,057 shares outstanding as of March 31, 2004 and 33,385,248 shares issued and 33,374,844 shares outstanding as of December 31, 2003	337	334
Additional paid-in capital	605,761	599,532
Retained earnings	159,686	145,949
Less: Treasury stock, at cost, 10,404 shares as of March 31, 2004 and December 31, 2003, respectively	(26)	(26)
Accumulated other comprehensive loss	(5,203)	(1,728)

Total equity	760,555	744,061

Total liabilities and equity	$1,037,091	$990,582

The accompanying notes are an integral part of these consolidated financial statements.

SPINNAKER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES	$59,791	$71,671
EXPENSES:
Lease operating expenses	4,713	5,493
Depreciation, depletion and amortization – oil and gas properties	29,001	32,835
Depreciation and amortization – other	346	311
Accretion expense	716	495
Gain on settlement of asset retirement obligations	(126)	—
General and administrative	3,498	3,039

Total expenses	38,148	42,173

INCOME FROM OPERATIONS	21,643	29,498

OTHER INCOME (EXPENSE):
Interest income	32	65
Interest expense, net	(211)	(149)

Total other income (expense)	(179)	(84)

INCOME BEFORE INCOME TAXES	21,464	29,414
Income tax expense	7,727	10,589

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	13,737	18,825
Cumulative effect of change in accounting principle	—	(3,527)

NET INCOME	$13,737	$15,298

BASIC INCOME PER COMMON SHARE:
Income before cumulative effect of change in accounting principle	$0.41	$0.57
Cumulative effect of change in accounting principle	—	(0.11)

NET INCOME PER COMMON SHARE	$0.41	$0.46

DILUTED INCOME PER COMMON SHARE:
Income before cumulative effect of change in accounting principle	$0.40	$0.56
Cumulative effect of change in accounting principle		(0.11)

NET INCOME PER COMMON SHARE	$0.40	$0.45

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	33,546	33,191

Diluted	34,636	33,684

The accompanying notes are an integral part of these consolidated financial statements.

SPINNAKER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,737	$15,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	29,347	33,146
Accretion expense	716	495
Gain on settlement of asset retirement obligations	(126)	—
Deferred income tax expense	7,727	10,459
Cumulative effect of change in accounting principle	—	3,527
Other	403	83
Change in operating assets and liabilities:
Accounts receivable	(5,518)	(8,430)
Accounts payable and accrued liabilities	3,562	(4,604)
Other assets	(2,381)	(452)

Net cash provided by operating activities	47,467	49,522
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties	(83,476)	(59,872)
Proceeds from sale of oil and gas property and equipment	—	1,148
Purchases of other property and equipment	(776)	(401)

Net cash used in investing activities	(84,252)	(59,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	25,000	—
Debt issue costs	(39)	—
Proceeds from exercise of stock options	4,041	218

Net cash provided by financing activities	29,002	218

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,783)	(9,385)
CASH AND CASH EQUIVALENTS, beginning of year	15,315	32,543

CASH AND CASH EQUIVALENTS, end of period	$7,532	$23,158

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized	$576	$74

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPINNAKER EXPLORATION COMPANY

Notes to Interim Consolidated Financial Statements (Unaudited)

March 31, 2004

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Spinnaker Exploration Company (“Spinnaker” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Summary of Significant Accounting Policies

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the common stock, par value $0.01 per share (“Common Stock”), at the date of the grant over the amount an employee must pay to acquire the Common Stock. In accordance with APB Opinion No. 25, compensation expense related to stock-based compensation was $0 in each of the first quarter of 2004 and 2003. Had compensation cost for the Company’s stock option compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company’s pro forma net income and pro forma net income per share of Common Stock would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$13,737	$15,298
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,540)	(1,845)

Pro forma net income	$11,197	$13,453

Net income per common share:
Basic, as reported	$0.41	$0.46

Basic, pro forma	$0.33	$0.41

Diluted, as reported	$0.40	$0.45

Diluted, pro forma	$0.31	$0.39

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

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 141 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company and the extractive industries have included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $76.3 million and $72.2 million as of March 31, 2004 and December 31, 2003, respectively, from oil and gas properties to a separate intangible assets line item. These costs include those to acquire contract-based drilling and mineral use rights such as delay rentals, lease bonuses, commission and brokerage fees and other leasehold costs. The Company’s cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on the Company’s compliance with covenants under its revolving credit agreement.

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

The reconciliation of the beginning and ending asset retirement obligations for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Asset retirement obligations, beginning of year	$32,994	$—
Liabilities upon adoption of SFAS No. 143 on January 1, 2003	—	25,954
Liabilities incurred	573	826
Liabilities settled	—	—
Accretion expense	716	495
Revisions in estimated cash flows	(309)	—

Asset retirement obligations, end of period	$33,974	$27,275

4. Earnings Per Share

Basic and diluted net income per common share is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income available to common stockholders	$13,737	$15,298

Denominator:
Basic weighted average number of shares	33,546	33,191

Dilutive securities:
Stock options	1,090	493

Diluted adjusted weighted average number of shares and assumed conversions	34,636	33,684

Basic income per common share:
Income before cumulative effect of change in accounting principle	$0.41	$0.57
Cumulative effect of change in accounting principle	—	(0.11)

Net income per common share	$0.41	$0.46

Diluted income per common share:
Income before cumulative effect of change in accounting principle	$0.40	$0.56
Cumulative effect of change in accounting principle	—	(0.11)

Net income per common share	$0.40	$0.45

5. Debt

On December 19, 2003, Spinnaker revised and renewed the $200.0 million revolving credit agreement (the “Revolver”) with a group of eight banks. The Revolver consists of two tranches, Tranche A and Tranche B, and matures on December 19, 2006. Borrowings under each tranche constitute senior indebtedness.

Tranche A is available on a revolving basis through the maturity of the Revolver, and availability is subject to the borrowing base, currently $140.0 million, as determined by the banks. Tranche B is $50.0 million, is available in multiple advances through April 1, 2005 and is not subject to the borrowing base. The Company has made no borrowings under Tranche B. Borrowings under Tranche B cannot be reborrowed once repaid. Total availability under Tranche A and Tranche B cannot exceed $200.0 million. Should the borrowing base exceed $150.0 million, Tranche B would be reduced by a like amount for the period the borrowing base exceeds $150.0 million until the maturity of Tranche B. At such time Tranche B is utilized, the banks are to be provided with security interests in virtually all of Spinnaker’s reserve base. Upon repayment of Tranche B, the security interests are to be released.

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

The Company has the option to elect to use a base interest rate as described below or LIBOR plus, for each such rate, a spread based on the percentage of the borrowing base used at that time. The base interest rate spread ranges from 0.0% to 0.5% for Tranche A borrowings and from 2.0% to 2.75% for Tranche B borrowings. The LIBOR spread ranges from 1.25% to 2.0% for Tranche A borrowings and from 3.0% to 3.75% for Tranche B borrowings. The base interest rate under the Revolver is a fluctuating rate of interest equal to the higher of either (i) The Toronto-Dominion Bank’s base rate for dollar advances made in the United States or (ii) the Federal Funds Rate plus 0.5% per annum. The commitment fee rate ranges from 0.375% to 0.5%, depending on the borrowing base usage for Tranche A, and is 0.625% for Tranche B. The Revolver contains various restrictions and covenants.

On March 31, 2004, the Company had outstanding borrowings under Tranche A of $75.0 million and was in compliance with the covenants and restrictive provisions under the Revolver. Subsequent to March 31, 2004, the Company borrowed an additional $12.0 million and expects to incur additional borrowings under Tranche A of the Revolver in 2004.

6. Commodity Price Risk Management Activities:

The Company enters into New York Mercantile Exchange (“NYMEX”) related swap contracts and collar arrangements from time to time. These swap contracts and collar arrangements will settle based on the reported settlement price on the NYMEX for the last trading day of each month for natural gas.

In a swap transaction, the counterparty is required to make a payment to the Company for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. The Company is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. As of March 31, 2004, Spinnaker’s commodity price risk management positions in fixed price natural gas swap contracts and related fair values were as follows:

Period	Average Daily Volume (MMBtus)	Weighted Average Price (Per MMBtu)	Fair Value (in thousands)
Second Quarter 2004	30,000	$5.17	$(1,628)
Third Quarter 2004	30,000	5.13	(2,452)
Fourth Quarter 2004	8,370	4.92	(900)

Total			$(4,980)

In a collar arrangement, the counterparty is required to make a payment to the Company for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. The Company is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Neither party is required to make a payment if the settlement price falls between the fixed floor and ceiling price. As of March 31, 2004, Spinnaker’s commodity price risk management positions in natural gas collar arrangements and related fair values were as follows:

Period	Average Daily Volume (MMBtus)	Weighted Average Ceiling Price (Per MMBtu)	Weighted Average Floor Price (Per MMBtu)	Fair Value (in thousands)
Second Quarter 2004	20,000	$5.48	$4.38	$(797)
Third Quarter 2004	20,000	5.48	4.38	(1,333)
Fourth Quarter 2004	13,370	5.56	4.44	(1,020)

Total				$(3,150)

The Company reported net liabilities of $8.1 million and $2.7 million related to its financial derivative contracts as of March 31, 2004 and December 31, 2003, respectively. Amounts related to hedging activities were as follows (in thousands):

	As of March 31, 2004	As of December 31, 2003
Current assets:
Hedging assets	$—	$203
Deferred tax asset related to hedging activities	2,927	972

Current liabilities:
Hedging liabilities	$8,130	$2,903

Equity:
Accumulated other comprehensive loss	$(5,203)	$(1,728)

The Company recognized no ineffective component of the derivatives in the three months ended March 31, 2004 and 2003. The Company recognized net hedging income (loss) in revenues in the three months ended March 31, 2004 and 2003 as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net hedging income (loss)	$1,739	$(17,743)

Based on future natural gas prices as of March 31, 2004, the Company would reclassify a net loss of $8.1 million from accumulated other comprehensive loss to earnings in the remainder of 2004. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

7. Comprehensive Income

The following are components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$13,737	$15,298
Other comprehensive income (loss), net of tax:
Net change in fair value of derivative financial instruments	(2,362)	(13,679)
Financial derivative settlements reclassified to income	(1,113)	11,356

Comprehensive income	$10,262	$12,975

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

We recognized net income of $13.7 million, or $0.40 per diluted share, in the first quarter of 2004 compared to net income of $15.3 million, or $0.45 per diluted share, in the first quarter of 2003. These financial results were impacted by 25% lower production and a 10% higher average realized commodity price in the first quarter of 2004 compared to the first quarter of 2003. While the actual natural gas price was lower in the first quarter of 2004, the realized natural gas price was higher than the first quarter 2003 realized price after the effects of hedging activities in both quarters. Our lease operating expense (“LOE”) rate per Mcfe in the first quarter of 2004 increased 15% compared to the same period in 2003, primarily due to lower production volumes in the first quarter of 2004 and higher LOE rates on new wells. The depreciation, depletion and amortization (“DD&A”) expense rate per Mcfe increased 18% in the first quarter of 2004 compared to the same period in 2003, primarily due to costs associated with unsuccessful drilling operations, higher finding costs and the timing of reserve recognition.

We had $7.5 million in cash and cash equivalents and outstanding borrowings under the Revolver of $75.0 million as of March 31, 2004. Spinnaker has experienced and expects to continue to experience substantial capital requirements. We have incurred capital costs of approximately $1.0 billion in the past three years. Additionally, we have had negative working capital at the end of each of the last three years, including a deficit of $31.8 million as of March 31, 2004. Spinnaker has capital expenditure plans for 2004 totaling approximately $250.0 million. We believe that cash flows from operations, proceeds from available borrowings under the Revolver and Green Canyon 338/339/382 (“Front Runner”) spar production facility financing opportunities will be sufficient to meet our capital requirements in the next twelve months.

Although we have been able to maintain a drilling success rate of approximately 60% since inception, our exploratory drilling successes on the shelf and deep shelf since the second half of 2001 have been smaller in size and had less impact on our operating results than those prior to that time, resulting in a negative impact on our subsequent production and reserve growth. Additionally, several of our discoveries since mid-2001 were in the deep water, and we do not expect to see the full impact on production and reserve recognition from these projects until after 2004.

Production

Since inception, approximately 90% of our total production has consisted of natural gas. Approximately 81% of our total production in the first quarter of 2004 was natural gas. Considering oil and condensate production from deepwater projects in 2004 and 2005, we anticipate that this concentration in natural gas production will decrease to approximately three-fourths of total production in 2004 and approximately one-half of total production in 2005. As a result, Spinnaker’s revenues, profitability and cash flows will be less sensitive to natural gas prices and more sensitive to oil and condensate prices.

Generally, our producing properties on the shelf have high initial production rates followed by steep declines. As a result, we must continually drill for and develop new oil and gas reserves to replace those being depleted by production. Substantial capital expenditures are required to find and develop these reserves. Our challenge is to find and develop reserves at economic rates and commence production of these reserves as quickly and efficiently as possible.

Oil and Gas Property Costs

Spinnaker participated in three successful wells in five attempts in the first quarter of 2004. Property and equipment additions of $74.8 million in the first quarter of 2004 included leasehold and other acquisition costs of approximately $0.1 million, exploration costs of $29.5 million, development costs of $44.4 million and other property and equipment costs of $0.8 million. We currently plan to drill approximately 20 wells on the shelf and 13 wells in the deep water in 2004. We expect more than 70% of our 2004 capital expenditure budget to be used for exploration activities, up from 34% in 2003.

Finding and Development Costs

We believe that the DD&A rate is the best measure for evaluating finding and development costs per Mcfe since the rate generally considers all acquisition, exploration and development costs. The rate also considers any additional development costs associated with proved reserves, such as costs for drilling new wells, sidetracks and recompletions, which a company will incur in the future to produce the oil and gas reserves and an estimate of the costs to abandon wells, platforms, facilities and pipelines after reservoirs are depleted. However, other factors must also be considered when relying on the DD&A rate as a measure for evaluating a company’s finding and development costs per Mcfe. In most cases, the total estimated resource of a reservoir is not usually proved with only one well, and the initial proved reserves are generally burdened with 100% of all future development costs. The DD&A rate increases due to costs incurred without related reserve additions and the timing of reserve recognition.

The DD&A rate per Mcfe is calculated quarterly and increased 5% to $2.82 in the first quarter of 2004 from $2.68 in the fourth quarter of 2003. The increase in the DD&A rate was primarily due to costs associated with unsuccessful drilling operations, higher finding costs and the timing of reserve recognition.

Oil and Gas Reserves

We have achieved reserve growth through exploration activities. We have not acquired reserves through acquisition activities. Ryder Scott prepares estimates of our proved oil and gas reserves as of June 30 and December 31 each year. As of December 31, 2003, Ryder Scott estimated net proved reserves at approximately 332.6 Bcfe, with a present value, discounted at 10% per annum, of pre-tax future net cash flows of approximately $1.1 billion. The discovery of the Front Runner field in 2001 significantly changed our reserve profile. Proved oil and condensate reserves were 53% of total proved reserves as of December 31, 2003 compared to 10% as of December 31, 2000. Proved undeveloped reserves were approximately 68% of total proved reserves as of December 31, 2003. Front Runner represented approximately 70% of total proved undeveloped reserves. Once Front Runner commences production in the second half of 2004, which is our current expectation, the majority of our proved undeveloped reserves as of December 31, 2003 will become proved developed reserves.

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

We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. However, these contracts also limit the benefits we would realize if prices increase. We recorded a net hedging gain of $1.7 in the first quarter of 2004 compared to a net hedging loss of $17.7 million in the first quarter of 2003. Major challenges related to our hedging activities include a determination of the proper production volumes to hedge and acceptable commodity price levels for each hedge transaction.

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

Full Cost Method of Accounting

The accounting for oil and gas exploration and production is subject to special accounting rules that are specific to the industry. Two allowable methods exist for these activities: the successful efforts method and the full cost method. Several significant differences exist between the two methods. The major difference is under the successful efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred whereas under the full cost method, these types of charges are capitalized into the full cost pool.

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

Application of the full cost method of accounting for oil and gas properties generally results in higher capitalized costs, no exploration expenses and higher DD&A rates than the application of the successful efforts method of accounting. Although some of these costs will ultimately result in no additional reserves, we expect the benefits of successful wells to more than offset the costs of any unsuccessful ones. As a result, we believe that the full cost method of accounting better reflects the true economics of exploring for and developing oil and gas reserves. Our financial position and results of operations would have been significantly different had we used the successful efforts method of accounting for our oil and gas investments.

Oil and Gas Reserve Estimates

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

Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements. For example, we use the units-of-production method to amortize our oil and gas properties, and the quantity of reserves could significantly impact our DD&A rate and related expense. Our oil and gas properties are also subject to a ceiling limitation based in part on the quantity of our proved reserves. Finally, these proved reserves are the basis for our supplemental oil and gas disclosures included in our annual report on Form 10-K.

The Minerals Management Service (“MMS”) allows royalty relief under the Deep Water Royalty Relief Act subject to certain oil and gas price thresholds on eligible leases in the Gulf of Mexico. If the average annual NYMEX oil and gas prices exceed the price thresholds, royalty relief is suspended in that year. Average natural gas and oil prices have exceeded these thresholds in recent years for certain leases. At or near current levels, average annual NYMEX oil and gas prices in 2004 may exceed these thresholds.

        Front Runner area reserves are subject to royalty relief on the first 87.5 million equivalent barrels of oil produced. At the end of each period, reserves are estimated based on oil and gas prices then in effect. Front Runner reserves currently reflect royalty relief suspension for future natural gas production and royalty relief on future oil production. Should the current average 2004 oil price be maintained in future periods, we may experience royalty relief suspension on future oil production. The MMS has estimated a 2004 oil price threshold of $33.29 per barrel that is applicable to the Front Runner leases. If the average oil price exceeds this threshold in 2004, we would incur a downward reserve revision of approximately 2.4 million barrels, or 14.3 Bcfe. A downward reserve revision of 14.3 Bcfe would increase the DD&A rate by approximately $0.12 per Mcfe.

Depreciation, Depletion & Amortization

Our full cost DD&A expense is comprised of many factors, including costs incurred in the acquisition, exploration and development of proved oil and gas reserves, production levels, estimates of proved reserve quantities and future development and abandonment costs. We compute the provision for DD&A of oil and gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Unevaluated costs and related carrying costs are excluded from the amortization base until the properties associated with these costs are evaluated. In addition to costs associated with evaluated properties, the amortization base includes estimated future development costs and estimated salvage values associated with future asset retirement obligations.

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

As of March 31, 2004, we excluded from the amortization base estimated future expenditures of $29.5 million associated with common development costs for the deepwater discovery at Front Runner. This estimate of future expenditures associated with common development costs is based on existing proved reserves to total proved reserves expected to be established upon completion of the Front Runner project. If the $29.5 million had been included in the amortization base as of March 31, 2004, and no additional reserves were assigned to the Front Runner project, the DD&A rate in the first quarter of 2004 would have been $2.91 per Mcfe, or an increase of $0.09 over the actual DD&A rate of $2.82 per Mcfe. All future development costs associated with the deepwater discovery at Front Runner are included in the determination of estimated future net cash flows from proved oil and gas reserves used in the full cost ceiling calculation, as discussed below.

Full Cost Ceiling

Capitalized costs of oil and gas properties, net of accumulated DD&A, asset retirement obligations and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, including the effects of hedging activities in place as of end of the quarter, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (full cost ceiling). If capitalized costs of the full cost pool exceed the ceiling limitation, the excess is charged to expense.

As of March 31, 2004, Spinnaker’s full cost ceiling, including estimated future net cash flows calculated using commodity prices of $5.74 per Mcf of natural gas and $32.70 per barrel of oil and condensate, exceeded capitalized costs of oil and gas properties, net of accumulated DD&A, asset retirement obligations and related deferred taxes, by approximately $165.8 million. Considering the volatility of natural gas and oil prices, it is probable that our estimate of discounted future net cash flows from proved oil and gas reserves will change in the near term. If natural gas or oil prices decline, even if for only a short period of time, if we incur significant costs associated with unsuccessful drilling operations or if we have downward revisions to our estimated proved reserves, it is possible that write-downs of oil and gas properties could occur in the future.

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

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 141 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, we and the extractive industries have included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, we would be required to reclassify approximately $76.3 million and $72.2 million as of March 31, 2004 and December 31, 2003, respectively, from oil and gas properties to a separate intangible assets line item. These costs include those to acquire contract-based drilling and mineral use rights such as delay rentals, lease bonuses, commission and brokerage fees and other leasehold costs. Our cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. Further, we do not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on compliance with covenants under the Revolver.

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

Financial Instruments and Price Risk Management Activities

As of March 31, 2004, our financial instruments consisted of cash and cash equivalents, receivables, payables and derivative instruments. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value because of the short-term nature of these items. We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. These hedging arrangements take the form of swap contracts or cashless collars and are placed with major financial institutions. We recorded a net hedging gain of $1.7 million and a net hedging loss of $17.7 million in the three months ended March 31, 2004 and 2003, respectively.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Common Stock at the date of the grant over the amount an employee must pay to acquire the Common Stock. In accordance with APB Opinion No. 25, compensation expense related to stock-based compensation was $0 in each of the first quarter of 2004 and 2003, respectively. For further information concerning SFAS 123 see Note 2 of the Notes to Consolidated Financial Statements.

Related Parties

We purchase oilfield goods, equipment and services from Baker Hughes Incorporated (“Baker Hughes”), Cooper Cameron Corporation (“Cooper Cameron”), National-Oilwell, Inc. (“National-Oilwell”) and other oilfield services companies in the ordinary course of business. Spinnaker incurred charges of $3.1 million in the first quarter of 2004 from affiliates of Baker Hughes. Mr. Michael E. Wiley, a director of Spinnaker, serves as Chairman of the Board and Chief Executive Officer of Baker Hughes. Spinnaker incurred charges of less than $0.1 million in the first quarter of 2004 from Cooper Cameron. Mr. Sheldon R. Erikson, a director of Spinnaker, serves as Chairman of the Board, Chief Executive Officer and President of Cooper Cameron. Spinnaker incurred charges of less than $0.1 million in the first three months of 2004 from National-Oilwell. Mr. Roger L. Jarvis, Chairman of the Board, Chief Executive Officer and President of Spinnaker, serves as a director of National-Oilwell. These amounts represent less than 1% of Baker Hughes’, Cooper Cameron’s and National-Oilwell’s total revenues in the three months ended March 31, 2004.

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

Results of Operations

	Three Months Ended March 31,		% Change
	2004	2003
Production:
Natural gas (MMcf)	8,303	11,585	(28)%
Oil and condensate (MBbls)	332	352	(6)%
Total (MMcfe)	10,295	13,699	(25)%

Revenues (in thousands):
Natural gas	$46,222	$77,488	(40)%
Oil and condensate	11,547	12,075	(4)%
Net hedging income (loss)	1,739	(17,743)	110%
Other	283	(149)	289%

Total	$59,791	$71,671	(17)%

Average realized sales price per unit:
Natural gas revenues from production (per Mcf)	$5.57	$6.69	(17)%
Effects of hedging activities (per Mcf)	0.21	(1.53)	114%

Average realized price (per Mcf)	$5.78	$5.16	12%

Oil and condensate revenues from production (per Bbl)	$34.79	$34.28	2%
Effects of hedging activities (per Bbl)	—	—	—

Average realized price (per Bbl)	$34.79	$34.28	2%

Total revenues from production (per Mcfe)	$5.61	$6.54	(14)%
Effects of hedging activities (per Mcfe)	0.17	(1.30)	113%

Total average realized price (per Mcfe)	$5.78	$5.24	10%

Expenses:
Lease operating expenses	$4,713	$5,493	(14)%
Lease operating expenses (per Mcfe)	$0.46	$0.40	15%
Depreciation, depletion and amortization – oil and gas properties	$29,001	$32,835	(12)%
Depreciation, depletion and amortization – oil and gas properties (per Mcfe)	$2.82	$2.40	18%

Three Months Ended March 31, 2004 as Compared to the Three Months Ended March 31, 2003

Revenues and Production

Revenues decreased $11.9 million, or 17%, in the first quarter of 2004 compared to the first quarter of 2003. The decrease was primarily due to 25% lower production and a 14% lower commodity price, partially offset by the impact of a decrease in net hedging losses and other of $19.9 million.

Production decreased approximately 3.4 Bcfe, or 25%, in the first quarter of 2004 compared to the first quarter of 2003 primarily due the rapid production decline of certain producing wells, timing related to first production from recent shelf discoveries and shut-ins for facility work not related to our properties. Average daily production in the first quarter of 2004 was 113 MMcfe compared to 152 MMcfe in the first quarter of 2003. Natural gas revenues decreased $31.3 million, or 40%, due to a decrease in production of 3.3 Bcf and a 17% lower price in the first quarter of 2004. Excluding the effects of hedging activities, the first quarter 2004 natural gas price was $5.57 per Mcf compared to $6.69 per Mcf in the first quarter of 2003. Oil and condensate revenues decreased $0.5 million, or 4%, due to a decrease in production of 20 MBbls, partially offset by a 2% higher price in the first quarter of 2004. The first quarter 2004 oil and condensate price was $34.79 per barrel compared to $34.28 per barrel in the first quarter of 2003.

Lease Operating Expenses

Lease operating expenses include costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among others, workover expenses, labor, materials, supplies, property taxes, insurance, severance taxes and transportation, gathering and processing expenses. Lease operating expenses decreased $0.8 million, or 14%, in the first quarter of 2004 compared to the first quarter of 2003 primarily due to 25% lower production and a decrease in transportation expenses. The LOE rate increased 15%, primarily due to lower production in the first quarter of 2004 and higher LOE rates on new wells.

Depreciation, Depletion and Amortization

DD&A decreased $3.8 million, or 12%, in the first quarter of 2004 compared to the first quarter of 2003. Of the total decrease in DD&A, $9.6 million related to lower production volumes of 3.4 Bcfe, offset in part by $5.8 million related to a higher DD&A rate. The increase in the DD&A rate from the fourth quarter of 2003 to the first quarter of 2004 was primarily due to costs associated with unsuccessful drilling operations and higher finding costs. Dry hole costs, including associated leasehold costs, were approximately $22.7 million in the first quarter of 2004.

General and Administrative

General and administrative expenses are overhead-related expenses, including among others, wages and benefits for non-capitalized employees, auditing fees, legal fees, insurance, office rent, travel and entertainment, computer supplies and maintenance and investor relations expenses. General and administrative expenses increased $0.5 million, or 15%, in the first quarter of 2004 compared to the first quarter of 2003. The increase was primarily due to higher employment-related costs associated with an increase in the number of employees since March 31, 2003.

Liquidity and Capital Resources

Revenues, profitability, cash flow and future growth depend substantially on prevailing oil and gas prices and our ability to find and develop oil and gas reserves that are economically recoverable. A substantial or extended decline in the prices for natural gas or oil could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and access to capital.

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

Property and equipment additions in the first quarter of 2004 were $74.8 million. We incurred capital expenditures of approximately $18.1 million in the first quarter of 2004 related to deepwater development activities, including $3.8 million associated with the deepwater discovery at Front Runner. Inception-to-date capital expenditures through March 31, 2004 on the Front Runner project were $133.2 million. As of March 31, 2004, we expect to incur approximately $55.4 million in future development costs related to Front Runner, including approximately $19.4 million in the remainder of 2004 and $36.0 million thereafter.

Natural gas and oil prices have a significant impact on our cash flows available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under the Revolver is subject to semi-annual re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the Revolver, thus reducing the amount of financial resources available to meet our capital requirements. We believe that cash flows from operations, proceeds from available borrowings under the Revolver and Front Runner spar production facility financing opportunities will be sufficient to meet our capital requirements in the next twelve months. However, additional debt or equity financing may be required in the future to fund growth and exploration and development activities. In the event additional capital resources are unavailable, we may curtail drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis. As of March 31, 2004, we had borrowings of $75.0 million and were in compliance with the covenants and restrictive provisions under the Revolver. Subsequent to March 31, 2004, we borrowed an additional $12.0 million and expect to incur additional borrowings under Tranche A of the Revolver in 2004.

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

Contractual Obligations

We lease administrative offices, office equipment and oil and gas equipment under non-cancelable operating leases. As of March 31, 2004, we had $75.0 million outstanding in borrowings under Tranche A of the Revolver, which is due on December 19, 2006. We had no capital lease or purchase obligations or other contractual long-term liabilities as of March 31, 2004, except for obligations incurred in the ordinary course of business.

Components of Cash Flow

Cash and cash equivalents decreased $7.8 million to $7.5 million as of March 31, 2004. The components of the decrease in cash and cash equivalents included $47.5 million provided by operating activities, $84.3 million used in investing activities and $29.0 million provided by financing activities.

Operating Activities

Net cash provided by operating activities in the first quarter of 2004 decreased 4% to $47.5 million primarily due to 25% lower production. Cash flow from operations is dependent upon our ability to increase production through exploration and development activities and the prices of natural gas and oil. We have made significant investments to expand our operations in the Gulf of Mexico.

We sell our natural gas and oil production under fixed or floating market price contracts. We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. However, these contracts may also limit the benefits we would realize if prices increase. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

As of March 31, 2004, we had negative working capital of $31.8 million. Our cash flow from operations depends on our ability to manage working capital, including accounts receivable, accounts payable and accrued liabilities. The net increase of $5.5 million in accounts receivable was primarily related to increases of $3.8 million in joint interest billings and $1.1 million in oil and gas revenues receivable compared to December 31, 2003. Joint interest billings fluctuate from period to period based on the number of wells operated by Spinnaker and the timing of billings to and collections from other working interest owners. Oil and gas revenues receivable increased primarily due to 4% higher production and a 6% higher commodity price in March 2004 compared to December 2003. Other current assets increased $4.2 million primarily due to a higher deferred tax asset related to hedging liabilities as of March 31, 2004 compared to December 31, 2003. Accounts payable and accrued liabilities decreased $6.8 million. Fluctuations in accounts payable and accrued liabilities from period to period occur based primarily on exploratory and development activities in progress and the timing of payments we make to vendors and other operators. We expect to settle asset retirement obligations of approximately $2.4 million in the next twelve months.

Investing Activities

Net cash used in investing activities was $84.3 million in the first quarter of 2004 and included oil and gas property cash expenditures of $83.5 million and purchases of other property and equipment of $0.8 million.

As part of our strategy, we explore for oil and gas at deeper drilling depths and in the deep waters of the Gulf of Mexico, where operations are more difficult and costly than at shallower drilling depths and in shallower waters. Along with higher risks and costs associated with these areas, greater opportunity exists for reserve additions. We have experienced and will continue to experience significantly higher drilling costs for deep shelf and deepwater projects relative to the drilling costs on shallower depth shelf projects in the Gulf of Mexico. We drilled five wells in the first quarter of 2004, three of which were successful. We drilled 29 wells in 2003, 20 of which were successful. Since inception and through March 31, 2004, we drilled 154 wells, 93 of which were successful, representing a success rate of 60%. Dry hole costs, including associated leasehold costs, were $22.7 million in the first quarter of 2004.

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

	As of March 31, 2004	As of December 31, 2003
Leasehold, delay rentals and seismic data	$119,314	$119,708
Wells in-progress	7,465	29,459
Other	1,778	2,047

Total	$128,557	$151,214

Financing Activities

Net cash provided by financing activities of $29.0 million in the first quarter of 2004 related to proceeds of $25.0 million from borrowings and $4.0 million from stock option exercises. We paid debt issue costs of less than $0.1 million in connection with the Revolver.

On December 19, 2003, Spinnaker revised and renewed the $200.0 million Revolver with a group of eight banks. The Revolver consists of two tranches, Tranche A and Tranche B, and matures on December 19, 2006. Borrowings under each tranche constitute senior indebtedness.

Tranche A is available on a revolving basis through the maturity of the Revolver, and availability is subject to the borrowing base, currently $140.0 million, as determined by the banks. Tranche B is $50.0 million, is available in multiple advances through April 1, 2005 and is not subject to the borrowing base. We have made no borrowings under Tranche B. Borrowings under Tranche B cannot be reborrowed once repaid. Total availability under Tranche A and Tranche B cannot exceed $200.0 million. Should the borrowing base exceed $150.0 million, Tranche B would be reduced by a like amount for the period the borrowing base exceeds $150.0 million until the maturity of Tranche B. At such time Tranche B is utilized, the banks are to be provided with security interests in virtually all of Spinnaker’s reserve base. Upon repayment of Tranche B, the security interests are to be released.

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

We have the option to elect to use a base interest rate as described below or LIBOR plus, for each such rate, a spread based on the percentage of the borrowing base used at that time. The base interest rate spread ranges from 0.0% to 0.5% for Tranche A borrowings and from 2.0% to 2.75% for Tranche B borrowings. The LIBOR spread ranges from 1.25% to 2.0% for Tranche A borrowings and from 3.0% to 3.75% for Tranche B borrowings. The base interest rate under the Revolver is a fluctuating rate of interest equal to the higher of either (i) The Toronto-Dominion Bank’s base rate for dollar advances made in the United States or (ii) the Federal Funds Rate plus 0.5% per annum. The commitment fee rate ranges from 0.375% to 0.5%, depending on the borrowing base usage for Tranche A, and is 0.625% for Tranche B.

The Revolver includes the following restrictions and covenants:

•

Incurrence of other debt is prohibited except that senior debt may not exceed $10.0 million ($5.0 million when Tranche B is used), vendor indebtedness for the purchase of seismic data may not exceed $25.0 million, subordinated debt is permitted subject to certain conditions and a lease transaction involving the Front Runner spar is specifically permitted.

•	Liens are generally prohibited; however, we may grant a lien in connection with the purchase of seismic data and pledges and deposits to secure hedging arrangements not to exceed $15.0 million.

•	Dividends and stock buy-backs exceeding $10.0 million are prohibited in any fiscal year.

•	The ratio of debt to EBITDA may not exceed 2.50 to 1.00.

•	The ratio of current assets to current liabilities may not be less than 1.00 to 1.00. For purposes of the calculation, availability under the Revolver is added to current assets and maturities of the Revolver are excluded from current liabilities. Hedging assets and liabilities and asset retirement obligations are also excluded from this calculation.

•	Our tangible net worth is required to exceed 80% of the level at September 30, 2003, plus 50% of future net income with certain non-cash gains and losses excluded from net income, plus 75% of future equity issuances.

•	Our hedging transactions must not exceed 66 2/3% of estimated future production for the next 18 months and 33 1/3% for the period 19 to 36 months from the date of the transaction. There are also credit rating restrictions on counterparties as well as concentration limits.

On March 31, 2004, we had outstanding borrowings of $75.0 million under Tranche A and were in compliance with the covenants and restrictive provisions under the Revolver. Subsequent to March 31, 2004, we borrowed an additional $12.0 million and expect to incur additional borrowings under Tranche A of the Revolver in 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing oil and gas prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. We sell our natural gas and oil production under fixed or floating market price contracts. We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in natural gas and oil prices and to achieve more predictable cash flow. We do not enter into such hedging arrangements for trading purposes. However, these contracts also limit the benefits we would realize if prices increase. Our current financial derivative contracts include fixed price swap contracts and cashless collar arrangements that have been placed with major financial institutions we believe represent minimum credit risks. We cannot provide assurance that these trading counterparties will not become credit risks in the future. Under our current hedging practice, we generally do not hedge more than 66 2/3% of our estimated twelve-month production quantities without the prior approval of the Risk Management Committee of the Board of Directors.

We enter into NYMEX related swap contracts and collar arrangements from time to time. These swap contracts and collar arrangements will settle based on the reported settlement price on the NYMEX for the last trading day of each month for natural gas.

In a swap transaction, the counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. As of March 31, 2004, our commodity price risk management positions in fixed price natural gas swap contracts and related fair values were as follows:

Period	Average Daily Volume (MMBtus)	Weighted Average Price (Per MMBtu)	Fair Value (in thousands)
Second Quarter 2004	30,000	$5.17	$(1,628)
Third Quarter 2004	30,000	5.13	(2,452)
Fourth Quarter 2004	8,370	4.92	(900)

Total			$(4,980)

In a collar arrangement, the counterparty is required to make a payment to us for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. We are required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Neither party is required to make a payment if the settlement price falls between the fixed floor and ceiling prices. As of March 31, 2004, our commodity price risk management positions in natural gas collar arrangements and related fair values were as follows:

Period	Average Daily Volume (MMBtus)	Weighted Average Ceiling Price (Per MMBtu)	Weighted Average Floor Price (Per MMBtu)	Fair Value (in thousands)
Second Quarter 2004	20,000	$5.48	$4.38	$(797)
Third Quarter 2004	20,000	5.48	4.38	(1,333)
Fourth Quarter 2004	13,370	5.56	4.44	(1,020)

Total				$(3,150)

We reported net liabilities of $8.1 million and $2.7 million related to financial derivative contracts as of March 31, 2004 and December 31, 2003, respectively. Amounts related to hedging activities were as follows (in thousands):

	As of March 31, 2004	As of December 31, 2003
Current assets:
Hedging assets	$—	$203
Deferred tax asset related to hedging activities	2,927	972
Current liabilities:
Hedging liabilities	$8,130	$2,903
Equity:
Accumulated other comprehensive loss	$(5,203)	$(1,728)

We recognized no ineffective component of the derivatives in the three months ended March 31, 2004 and 2003. We recognized net hedging income (loss) in revenues in the three months ended March 31, 2004 and 2003 as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net hedging income (loss)	$1,739	$(17,743)

Based on future natural gas prices as of March 31, 2004, we would reclassify a net loss of $8.1 million from accumulated other comprehensive loss to earnings in the remainder of 2004. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

To calculate the potential effect of the derivative contracts on future revenues, we applied NYMEX natural gas forward prices as of March 31, 2004 to the quantity of our natural gas production covered by those derivative contracts as of that date. The following table shows the estimated potential effects of the derivative financial instruments on future revenues (in thousands):

Derivative Instrument	Estimated Decrease in Revenues at Current Prices	Estimated Decrease in Revenues with 10% Decrease in Prices	Estimated Decrease in Revenues with 10% Increase in Prices
Fixed price swap transactions	$(4,980)	$(1,770)	$(8,214)
Collar arrangements	$(3,150)	$(1,440)	$(4,622)

Subsequent to March 31, 2004, the fair value of our commodity price risk management positions in fixed price natural gas swap contracts and natural gas collar arrangements using an average natural gas forward price of $6.39 as of May 6, 2004 was a net liability of approximately $8.6 million for the period June through December 2004. April and May 2004 settlements resulted in a net loss of $1.2 million. Following are our commodity price risk management positions in fixed price natural gas swap contracts and natural gas collar arrangements as of May 6, 2004:

Natural Gas Swap Contracts

Period	Average Daily Volume (MMBtus)	Weighted Average Price (Per MMBtu)
Second Quarter 2004	30,000	$5.17
Third Quarter 2004	30,000	5.13
Fourth Quarter 2004	8,370	4.92

Natural Gas Collar Arrangements

Period	Average Daily Volume (MMBtus)	Weighted Average Ceiling Price (Per MMBtu)	Weighted Average Floor Price (Per MMBtu)
Second Quarter 2004	20,000	$5.48	$4.38
Third Quarter 2004	20,000	5.48	4.38
Fourth Quarter 2004	13,370	5.56	4.44

Interest Rate Risk

Spinnaker is exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under the Revolver. We do not currently use interest rate derivative financial instruments to manage exposure to interest rate changes, but may do so in the future.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2004. During the three months ended March 31, 2004, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See “Exhibit Index.”

(b)	Reports on Form 8-K

A Current Report on Form 8-K dated and furnished on February 17, 2004 provided fourth quarter 2003 earnings and operations information through February 17, 2004 pursuant to Item 12, “Results of Operations and Financial Condition.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPINNAKER EXPLORATION COMPANY

Date: May 7, 2004	By:	/s/ ROBERT M. SNELL

Robert M. Snell Vice President, Chief Financial Officer and Secretary

Date: May 7, 2004	By:	/s/ JEFFREY C. ZARUBA

Jeffrey C. Zaruba Vice President, Treasurer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Description

12.1 –	Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

31.1 –	Certification of Principal Executive Officer of Spinnaker Exploration Company Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 –	Certification of Principal Financial Officer of Spinnaker Exploration Company Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 –	Certification of Chief Executive Officer of Spinnaker Exploration Company Pursuant to 18 U.S.C. § 1350

32.2 –	Certification of Chief Financial Officer of Spinnaker Exploration Company Pursuant to 18 U.S.C. § 1350