Form 10-Q
period 2005-03-31
SPINNAKER EXPLORATION CO
filed 2005-05-10
CIK 1089697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on May 6, 2005 was 33,996,275.

SPINNAKER EXPLORATION COMPANY

Form 10-Q

For the Three Months Ended March 31, 2005

SPINNAKER EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of March 31, 2005	As of December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,395	$21,830
Accounts receivable, net of allowance for doubtful accounts of $3,232 as of March 31, 2005 and December 31, 2004, respectively	50,606	48,785
Hedging assets	—	2,829
Deferred tax assets	38,727	—
Other	2,639	3,467

Total current assets	106,367	76,911
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	1,494,820	1,447,824
Unproved properties and properties under development, not being amortized	192,339	148,277
Other	6,966	6,651

	1,694,125	1,602,752
Less – Accumulated depreciation, depletion and amortization	(591,063)	(541,615)

Total property and equipment	1,103,062	1,061,137
OTHER ASSETS	4,637	12,883

Total assets	$1,214,066	$1,150,931

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,631	$34,692
Accrued liabilities and other	57,415	47,264
Hedging liabilities	17,571	1,628
Asset retirement obligations, current portion	8,115	6,841

Total current liabilities	109,732	90,425
LONG-TERM DEBT	105,000	105,000
ASSET RETIREMENT OBLIGATIONS	37,476	33,644
DEFERRED INCOME TAXES	146,801	107,776
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 33,967,367 shares issued and 33,960,227 shares outstanding as of March 31, 2005 and 33,927,158 shares issued and 33,920,018 shares outstanding as of December 31, 2004	340	339
Additional paid-in capital	613,873	612,920
Retained earnings	211,143	199,882
Less: Treasury stock, at cost, 7,140 shares as of March 31, 2005 and December 31, 2004, respectively	(18)	(18)
Accumulated other comprehensive income (loss)	(10,281)	963

Total equity	815,057	814,086

Total liabilities and equity	$1,214,066	$1,150,931

The accompanying notes are an integral part of these consolidated financial statements.

SPINNAKER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES	$78,323	$59,791
EXPENSES:
Lease operating expenses	6,647	4,713
Depreciation, depletion and amortization – oil and gas properties	41,437	29,001
Depreciation and amortization – other	268	346
Impairment of unproved properties	7,743	—
Accretion expense	682	716
Gain on settlement of asset retirement obligations	(115)	(126)
General and administrative	4,082	3,498

Total expenses	60,744	38,148

INCOME FROM OPERATIONS	17,579	21,643

OTHER INCOME (EXPENSE):
Interest income	97	32
Interest expense, net	(271)	(211)

Total other income (expense)	(174)	(179)

INCOME BEFORE INCOME TAXES	17,405	21,464
Income tax expense	6,144	7,727

NET INCOME	$11,261	$13,737

NET INCOME PER COMMON SHARE:
Basic	$0.33	$0.41

Diluted	$0.32	$0.40

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	33,942	33,546

Diluted	34,916	34,636

The accompanying notes are an integral part of these consolidated financial statements.

SPINNAKER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,261	$13,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	41,705	29,347
Impairment of unproved properties	7,743	—
Accretion expense	682	716
Gain on settlement of asset retirement obligations	(115)	(126)
Deferred income tax expense	6,144	7,727
Other	1,607	403
Change in operating assets and liabilities:
Accounts receivable	(1,821)	(5,518)
Accounts payable and accrued liabilities	(13,785)	3,562
Other assets	9,074	(2,381)

Net cash provided by operating activities	62,495	47,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties	(70,212)	(83,476)
Purchases of other property and equipment	(315)	(776)

Net cash used in investing activities	(70,527)	(84,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	25,000
Debt issue costs	—	(39)
Proceeds from exercise of stock options	597	4,041

Net cash provided by financing activities	597	29,002

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,435)	(7,783)
CASH AND CASH EQUIVALENTS, beginning of year	21,830	15,315

CASH AND CASH EQUIVALENTS, end of period	$14,395	$7,532

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,085	$576

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPINNAKER EXPLORATION COMPANY

Notes to Interim Consolidated Financial Statements (Unaudited)

March 31, 2005

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Spinnaker Exploration Company (“Spinnaker” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary to present a fair statement of the results for the periods included herein have been made and the disclosures contained herein are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These consolidated financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock, par value $0.01 per share (“Common Stock”), at the date of the grant over the amount an employee must pay to acquire the Common Stock. In accordance with APB Opinion No. 25, compensation expense related to stock-based compensation was $0 in each of the first quarter of 2005 and 2004, respectively. Had compensation cost for the Company’s stock option compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company’s pro forma net income and pro forma net income per share of Common Stock would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$11,261	$13,737
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,270)	(2,540)

Pro forma net income	$9,991	$11,197

Net income per common share:
Basic, as reported	$0.33	$0.41

Basic, pro forma	$0.29	$0.33

Diluted, as reported	$0.32	$0.40

Diluted, pro forma	$0.28	$0.31

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25. Adoption of SFAS No. 123R will require the Company to recognize compensation expense for all awards the Company grants after the date of adoption and for the unvested portion of all options granted that remain outstanding on the date of adoption.

On April 14, 2005, the Securities and Exchange Commission (“Commission”) announced that it would permit additional time to implement the requirements in SFAS No. 123R. As originally issued by the FASB, public companies were required to implement SFAS No. 123R as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Commission will permit companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005 as required by SFAS No. 123R. The Commission is not changing any of the accounting requirements in SFAS No. 123R. The Company will be required to implement SFAS No. 123R as of January 1, 2006. All options that the Company granted prior to December 31, 2001 will be fully vested prior to adoption of SFAS No. 123R and will not be considered as part of the adoption in accordance with the new standard. The Company is currently evaluating the effect of adopting SFAS No. 123R.

3. Deferred Tax Assets

The Company was in a tax loss position as of December 31, 2004, and based on the first quarter 2005 results and review of the Company’s outlook on future operations, the Company expects that it will have taxable income in 2005. As a result, the Company has reclassified from deferred income taxes payable a current deferred tax asset of $32.5 million related to net operating loss carryforwards that it expects to utilize to offset taxable income in the next twelve months. As of March 31, 2005, deferred tax assets also included $6.2 million related to hedging activities.

4. Long-Term Debt

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

Tranche A is available on a revolving basis through December 19, 2006, the maturity date of the Revolver, and availability is subject to the borrowing base determined by the banks. The borrowing base was $160.0 million as of March 31, 2005. Tranche B is $50.0 million, is available in multiple advances through October 31, 2005 and is not subject to the borrowing base. Borrowings under Tranche B cannot be reborrowed once repaid. Total availability under Tranche A and Tranche B cannot exceed $200.0 million. When the borrowing base exceeds $150.0 million, Tranche B is reduced by a like amount for the period the borrowing base exceeds $150.0 million until the maturity of Tranche B. The obligations under Tranche A are unsecured. At such time Tranche B is utilized, the banks are to be provided with security interests in virtually all of Spinnaker’s reserve base. Upon repayment of Tranche B, the security interests are to be released.

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

The Company has the option to elect to use a base interest rate as described below or the London Interbank Offered Rate (“LIBOR”) plus, for each such rate, a spread based on the percentage of the borrowing base used at that time. The base rate spread ranges from 0.0% to 0.5% for Tranche A borrowings and from 2.0% to 2.75% for Tranche B borrowings. The LIBOR spread ranges from 1.25% to 2.0% for Tranche A borrowings and from 3.0% to 3.75% for Tranche B borrowings. The base interest rate under the Revolver is a fluctuating rate of interest equal to the base rate spread plus the higher of either (i) The Toronto-Dominion Bank’s base rate for dollar advances made in the United States or (ii) the Federal Funds Rate plus 0.5% per annum. The weighted average interest rate was 4.32% in the first quarter of 2005. The commitment fee rate ranges from 0.375% to 0.5%, depending on the borrowing base usage for Tranche A, and is 0.625% for Tranche B.

On February 8, 2005, Spinnaker and the banks amended the Revolver. The amendment was intended to give the Company:

•	the flexibility to engage in business activities through entities other than its principal operating subsidiary, Spinnaker Exploration Company, L.L.C., including activities in international locations;

•	the ability to make investments and provide guarantees and extensions of credit to entities other than its principal operating subsidiary;

•	a basket of up to $75.0 million a year to make distributions from its principal operating subsidiary to Spinnaker, to request letters of credit under the Revolver for activities other than those of its principal operating subsidiary, subject to the limits under the Revolver, and to provide extensions of credit from its principal operating subsidiary to other entities; and

•	an increase in the aggregate amount of the borrowing base available under the Revolver for letters of credit up to $60.0 million, subject to certain limitations.

On March 29, 2005, Spinnaker Exploration Company, L.L.C. and the banks entered into a second amendment to the Revolver. Among other provisions, the amendment extended the Tranche B termination date to October 31, 2005, unless sooner terminated in accordance with the Revolver.

As of March 31, 2005, the Company had outstanding borrowings of $105.0 million. Current availability is $55.0 million and $40.0 million under Tranche A and Tranche B, respectively. As of March 31, 2005, the Company was in compliance with the provisions of the Revolver. Subsequent to March 31, 2005, Spinnaker had additional borrowings of $7.5 million and made payments of $12.5 million under the Revolver. The Company expects to incur additional borrowings in the remainder of 2005.

5. Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations” requires entities to record liabilities for asset retirement obligations at fair value in the period in which the obligations are incurred and a corresponding increase in the carrying amount of the related long-lived asset. The reconciliation of the beginning and ending asset retirement obligations is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Asset retirement obligations, beginning of year	$40,485	$32,994
Liabilities incurred	4,839	573
Liabilities settled (1)	(542)	—
Accretion expense	682	716
Revisions in estimated cash flows	127	(309)

Asset retirement obligations, end of period	$45,591	$33,974

(1)	The costs associated with asset retirements in the first quarter of 2005 were approximately $0.4 million, resulting in a gain on settlement of asset retirement obligations of $0.1 million. The costs associated with asset retirements in the first quarter of 2004 were approximately $0.1 million, resulting in a gain on settlement of asset retirement obligations of approximately $0.1 million.

6. Commodity Price Risk Management Activities

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

In a swap transaction, the counterparty is required to make a payment to Spinnaker for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. Spinnaker is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. In a collar arrangement, the counterparty is required to make a payment to Spinnaker for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Spinnaker is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Neither party is required to make a payment if the settlement price falls between the fixed floor and ceiling prices. As of March 31, 2005, Spinnaker’s commodity price risk management positions in swap contracts and collar arrangements were as follows:

Natural Gas

	Fixed Price Swaps		Collars
	Average Daily Volume (MMBtus)	Weighted Average Price (Per MMBtu)	Average Daily Volume (MMBtus)	Weighted Average Price (Per MMBtu)
Period				Floor	Ceiling
Second Quarter 2005	10,000	$6.40	—	$—	$—
Third Quarter 2005	10,000	6.40	—	—	—
Fourth Quarter 2005	3,370	6.40	—	—	—

Oil

	Fixed Price Swaps		Collars
Period	Average Daily Volume (Bbls)	Weighted Average Price (Per Bbl)	Average Daily Volume (Bbls)	Weighted Average Price (Per Bbl)
				Floor	Ceiling
Second Quarter 2005	1,000	$40.78	3,000	$38.67	$44.73
Third Quarter 2005	1,000	39.69	3,000	38.67	44.73
Fourth Quarter 2005	1,000	38.78	3,000	38.67	44.73

The Company reported a net liability of $17.6 million and a net asset of $1.2 million related to financial derivative contracts as of March 31, 2005 and December 31, 2004, respectively. Amounts related to hedging activities were as follows (in thousands):

	As of March 31, 2005	As of December 31, 2004
Current assets:
Hedging assets	$—	$2,829
Deferred tax asset related to hedging activities	6,203	—

Current liabilities:
Hedging liabilities	$17,571	$1,628
Deferred tax liability related to hedging activities	—	432

Equity:
Accumulated other comprehensive income (loss)	$(10,281)	$963

The ineffective component of the derivatives and net hedging gains (losses) were recorded in revenues in the three months ended March 31, 2005 and 2004 as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Ineffective component of derivatives	$(1,682)	$—

Net hedging income	$593	$1,739

Based on future oil and gas prices as of March 31, 2005, the Company would reclassify a net loss of approximately $10.3 million from accumulated other comprehensive income (loss) to earnings in the remainder of 2005. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

7. Earnings Per Share

Basic and diluted net income per common share is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income available to common stockholders	$11,261	$13,737

Denominator:
Basic weighted average number of shares	33,942	33,546

Dilutive securities:
Stock options	974	1,090

Diluted adjusted weighted average number of shares and assumed conversions	34,916	34,636

Net income per common share:
Basic	$0.33	$0.41

Diluted	$0.32	$0.40

8. Comprehensive Income

The following are components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$11,261	$13,737
Other comprehensive income (loss), net of tax:
Net change in fair value of derivative financial instruments	(10,860)	(2,362)
Financial derivative settlements reclassified to income	(384)	(1,113)

Comprehensive income	$17	$10,262

9. Impairment of Unproved Properties

Based on information available subsequent to March 31, 2005 that indicated unproved international oil and gas properties were impaired, the Company recorded a $7.7 million impairment charge, or $5.0 million after taxes, as a result of an unsuccessful well in its West African venture. The transfer of the 12.5% interest to the Company is still pending various approvals within the Nigerian government.

Cautionary Statement About Forward-Looking Statements

In this quarterly report on Form 10-Q (“Quarterly Report”), unless the context requires otherwise, when we refer to “Spinnaker,” the “Company,” “we,” “us” or “our” we are describing Spinnaker Exploration Company and its subsidiaries.

Some of the information in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by the use of the words “anticipate,” “believe,” “contemplate,” “estimate,” “expect,” “may,” “plan,” “will,” “would” and similar expressions that contemplate future events. Forward-looking statements include all statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report involving the discussion of the following:

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

Although we believe that these forward-looking statements are based on reasonable assumptions, our expectations may not occur and we cannot provide assurance that the anticipated future operating results will meet our expectations or be achieved. Numerous factors, risks and uncertainties could cause our actual future results to differ materially from the results implied by these or other forward-looking statements made by us or on our behalf. These factors include, among other things:

•	the risks associated with exploration;

•	delays in anticipated production start-up dates;

•	shut-ins of production for platform, pipeline and facility maintenance, additions and removals;

•	potential mechanical failure or under-performance of significant wells;

•	the relatively short production lives of certain properties;

•	the concentration of production and reserves in a small number of properties;

•	maturity of the Gulf of Mexico shelf;

•	oil and gas price volatility;

•	our hedging activities;

•	our ability to find, replace, develop and acquire oil and gas reserves;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and the timing and amount of development expenditures;

•	downward revisions of proved reserves and the related negative impact on the depreciation, depletion and amortization (“DD&A”) rate;

•	write-downs of oil and gas properties if oil and gas prices decline, proved reserves are revised downward or our finding and development costs continue to increase;

•	operating hazards attendant to the oil and gas business;

•	drilling and completion risks, which costs are generally not recoverable from third parties or insurance;

•	weather risks and natural disasters;

•	availability and cost of material and equipment;

•	actions or inactions of third-party operators of our properties;

•	risks inherent in international operations;

•	our ability to find and retain skilled personnel;

•	availability of capital;

•	the strength and financial resources of competitors and customers;

•	regulatory developments;

•	environmental risks; and

•	general economic conditions.

For additional discussion of these and other factors, risks and uncertainties, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report. You should pay particular attention to the risk factors and cautionary statements described in our annual report on Form 10-K for the year ended December 31, 2004. The forward-looking statements speak only as of the date made, and we undertake no obligation to update such forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Our primary objective since inception has been to assemble a large 3-D seismic database and focus on exploration activities in the Gulf of Mexico because we believe that this area represents one of the most attractive exploration regions in North America. We also believe that a geographic focus provides an excellent opportunity to develop and maintain competitive advantages through our regional exploration and operating expertise. We try to maintain balance and diversity in our exploration approach by drilling both shallow water and deepwater prospects, ranging from lower-risk prospects to higher-risk, higher-potential prospects. We have also evaluated onshore and offshore opportunities outside the Gulf of Mexico in the past. In order to diversify our operations and apply our skill set to other opportunities, we entered into a farm-out agreement in December 2004 covering a 12.5% interest in OPL Block 256 offshore Nigeria from Devon Energy Corporation (“Devon”). The transfer of interest is pending various approvals within the Nigerian government. This opportunity gives us exposure to a large acreage position that contains multiple prospects in a prolific basin. We expect our capital requirements for exploratory activities in connection with this venture to be approximately $50 million to $60 million over a two to three year period. The first well offshore Nigeria was determined to be unsuccessful in April 2005. As a result, we recorded a $7.7 million pre-tax impairment charge related to unproved international oil and gas properties in the first quarter of 2005. We will record an additional impairment charge of approximately $0.5 million in the second quarter of 2005 related to well costs incurred subsequent to March 31, 2005. We have a commitment to drill a minimum of two additional exploratory wells on OPL Block 256, including one well we expect to drill later this year.

We recognized net income of $11.3 million, or $0.32 per diluted share, in the first quarter of 2005 compared to net income of $13.7 million, or $0.40 per diluted share, in the first quarter of 2004. The first quarter 2005 financial results were primarily impacted by the following:

•	an $18.5 million, or 31%, increase in revenues, including a 181% increase in oil revenues as a result of a 109% increase in oil production and a 34% increase in the average oil price;

•	a $12.4 million, or 43%, increase in DD&A as a result of a 15% increase in production and a 24% increase in the DD&A rate per Mcfe; and

•	a $7.7 million, or $5.0 million after taxes, non-cash impairment of unproved properties related to an unsuccessful well offshore Nigeria.

We had $14.4 million in cash and cash equivalents and outstanding borrowings of $105.0 million under the Revolver as of March 31, 2005. We have experienced and expect to continue to experience substantial capital requirements. We incurred capital costs of approximately $91.4 million in the first quarter of 2005. Additionally, we have had negative working capital at the end of each of the past four years. Excluding current deferred tax assets of $38.7 million, our working capital deficit was $42.1 million as of March 31, 2005 compared to a deficit of $33.2 million as of December 31, 2004. We have capital expenditure plans for 2005 totaling approximately $294.0 million. We believe that cash flows from operations, proceeds from available borrowings under the Revolver and Green Canyon Blocks 338/339/382 (“Front Runner”) spar production facility financing opportunities will be sufficient to meet our capital requirements in the next twelve months.

Production of 11.8 Bcfe in the first quarter of 2005 was up 15% from the first quarter of 2004 production of 10.3 Bcfe. Although we have been able to maintain a drilling success rate of approximately 60% since inception, our exploratory drilling successes on the shelf and deep shelf since the second half of 2001 have been smaller and had less impact on our operating results than those prior to that time, resulting in a negative impact on our subsequent production and reserve growth and an increase in our DD&A rate per Mcfe. Additionally, several of our discoveries since mid-2001 were in the deep water. In particular, Front Runner commenced production from the first of nine wells in December 2004, and two additional wells have been completed and are producing in 2005 as ramp-up activities continue.

Production

Since inception, 87% of our total production has been natural gas, including 65% in the first quarter of 2005. Oil production increased 109% in the first quarter of 2005 compared to the first quarter of 2004 primarily due to production at Front Runner. Front Runner commenced production in December 2004 from the first of nine wells. One additional well was completed and commenced production in the first quarter of 2005 and another well was completed and commenced production subsequent to March 31, 2005. Six additional wells will be completed at the Front Runner spar production facility. Considering the oil and condensate production from deepwater projects in 2005, we anticipate that the historical concentration in natural gas production will decrease to approximately one-half of total production by year-end 2005. As a result, our revenues, profitability and cash flows will be less sensitive to natural gas prices and more sensitive to oil prices.

Generally, our producing properties on the shelf have high initial production rates followed by steep declines. As a result, we must continually drill for and develop new oil and gas reserves on the shelf and in deep water to replace those being depleted by production. Substantial capital expenditures are required to find and develop these reserves. Our challenge is to find and develop reserves at economic rates and commence production of these reserves as quickly and efficiently as possible. Our near-term production growth is dependent upon the success of our shelf drilling activities since large deepwater development projects require significantly more time before production commences.

Drilling Activities and Oil and Gas Property Costs

From inception through March 31, 2005, we participated in drilling 179 wells in the Gulf of Mexico resulting in 107 discoveries. Historically, most of the wells we drilled were on the shelf. However, we are transitioning to more deepwater operations. Prior to 2001, we drilled nine deepwater wells, three of which were successful. Since 2001 and through March 31, 2005, we have drilled 33 deepwater wells, 22 of which were successful. We currently plan to drill and evaluate several additional deepwater wells in the Gulf of Mexico and one deepwater well in West Africa in the remainder of 2005. Our most significant deepwater projects include oil discoveries at Front Runner and natural gas discoveries in the Eastern Gulf of Mexico at DeSoto Canyon Blocks 618/619/620/621 (“Eastern Gulf Project”). Front Runner commenced production in December 2004 from the first of nine wells. The Eastern Gulf Project development plan is complete. Our fields, along with several other dedicated fields in the Eastern Gulf, will be developed via subsea tieback to a floating production facility located in Mississippi Canyon 920 that will be capable of processing 850 MMcf of natural gas per day. We own 10.6% of the processing rights associated with this facility and the export pipelines. We anticipate first production from the Eastern Gulf Project in 2007.

We participated in three successful wells in three attempts in the first quarter of 2005. Capital costs incurred totaled $91.4 million in the first quarter of 2005, including approximately $14.7 million for leasehold and other acquisition activities, $48.5 million for exploration activities, $27.9 million for development activities and $0.3 million for acquisitions of other property and equipment.

Our current capital expenditure budget for 2005 is approximately $294.0 million, including $201.0 million for exploration activities and geological and geophysical expenditures, $50.0 million for development activities, $40.0 million for leasehold acquisitions and $3.0 million for other property and equipment. We currently plan to drill and evaluate 20 wells in the remainder of 2005, including 13 wells on the Gulf of Mexico shelf, six wells in the deep water of the Gulf of Mexico and one additional well in West Africa. Exploration and development activities in deep water require significant capital commitments. If we are successful in our exploration efforts in 2005, currently budgeted capital requirements in 2005 will increase.

Finding and Development Costs

We believe that the DD&A rate is the best measure for evaluating finding and development costs per Mcfe since the rate generally considers all acquisition, exploration and development costs. The rate also considers any additional development costs associated with proved reserves, such as costs for drilling new wells, sidetracks and recompletions, which we will incur in the future to produce the oil and gas reserves and an estimate of the costs to abandon wells, platforms, facilities and pipelines after reservoirs are depleted. However, other factors must also be considered when relying on the DD&A rate as a measure for evaluating a company’s finding and development costs per Mcfe. In most cases, the total estimated resource of a reservoir is not usually proved with only one well, and the initial proved reserves are generally burdened with 100% of the development costs as well as any future development costs. In addition, the costs of successful wells may impact the DD&A rate before associated proved reserves are booked in some instances.

The DD&A rate per Mcfe is calculated quarterly and increased 24% to $3.51 in the first quarter of 2005 from $2.82 in the first quarter of 2004. The DD&A rate increased 2% in the first quarter of 2005 from $3.43 per Mcfe in the fourth quarter of 2004. Of the $0.08 increase in the DD&A rate from the fourth quarter of 2004, $0.03 related to increased future development costs based on current cost estimates, $0.02 related to increased asset retirement costs associated with anticipated 2005 abandonments and $0.02 related to capitalized general and administrative expenses, insurance, interest, seismic and other costs.

Proved Oil and Gas Reserves

We have achieved reserve growth through exploration activities and have not acquired any reserves through acquisition activities. As of December 31, 2004, Ryder Scott Company, L.P. (“Ryder Scott”) estimated net proved reserves at approximately 306.7 Bcfe, with a present value of future net cash flows (before income taxes) of approximately $1.046 billion. Proved reserves were down 8% from the end of 2003. Proved oil and condensate reserves were 52% of total proved reserves and proved undeveloped reserves were approximately 66% of total proved reserves as of December 31, 2004. Front Runner represented approximately 67% of our total proved undeveloped reserves. Our 2004 proved reserve additions totaled approximately 40.8 Bcfe, offset in part by a net downward revision of 20.4 Bcfe.

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

We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and gas prices and to achieve more predictable cash flow. However, these contracts limit the benefits we would realize if prices increase. We recorded a net hedging gain of $0.6 million in the first quarter of 2005 compared to a net hedging gain of $1.7 million in the first quarter of 2004. If oil and gas prices stabilize at current levels, we will incur hedging losses in the remainder of 2005. Major challenges related to our hedging activities include a determination of the proper production volumes to hedge and acceptable commodity price levels for each hedge transaction.

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

We use the full cost method of accounting for investments in oil and gas properties. Under this method, cost centers are established on a country-by-country basis, and all acquisition, exploration and development costs, including certain related employee costs incurred for the purpose of exploring for and developing oil and gas properties, are capitalized. Acquisition costs include costs incurred to purchase, lease or otherwise acquire property. Exploration costs include the costs of drilling exploratory wells, including those in progress, and geological and geophysical service costs. Development costs include the costs of drilling development wells, completions, platforms, facilities, pipelines and the costs related to the retirement of these assets. Costs associated with production and general corporate activities are expensed in the period incurred. Sales of oil and gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

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

Since inception, we have had a single cost center for our U.S. Gulf of Mexico operations. In connection with our West African venture, we now have a separate cost center for our Nigerian operations.

Proved Reserve Estimates

Ryder Scott prepares estimates of our proved oil and gas reserves as of June 30 and December 31 each year. These estimates of proved reserves are based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. For example, we must estimate, among others, the amount and timing of future production, operating, workover and transportation expenses and development and abandonment costs, all of which may vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Any significant variance in these assumptions could materially affect the estimated quantity and value of our proved oil and gas reserves.

Despite the inherent imprecision in these engineering estimates, our proved reserves are used throughout our financial statements. For example, we use the unit-of-production method to amortize our oil and gas properties and the quantity of proved reserves could significantly impact our DD&A rate and related expense. Our oil and gas properties are also subject to a ceiling limitation based in part on the quantity of our proved reserves. Finally, these proved reserves are the basis for our supplemental oil and gas disclosures.

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

As of March 31, 2005, we excluded from the amortization base estimated future expenditures of $28.6 million associated with common development costs for our deepwater discovery at Front Runner. This estimate of future expenditures associated with common development costs is based on existing proved reserves to total proved reserves expected to be established upon completion of the Front Runner project. If the $28.6 million had been included in the amortization base as of March 31, 2005, and no additional reserves were assigned to the Front Runner project, the DD&A rate would have been $3.60 per Mcfe, or an increase of $0.09 over the actual first quarter 2005 DD&A rate of $3.51 per Mcfe. All future development costs associated with the deepwater discovery at Front Runner are included in the determination of estimated future net cash flows from proved oil and gas reserves used in the full cost ceiling calculation.

Full Cost Ceiling

Under full cost accounting rules, total capitalized costs within each of our cost centers are limited to a ceiling equal to the present value of future net cash flows from proved oil and gas reserves located within the applicable region, discounted at 10% per annum, plus the lower of cost or fair value of unproved properties less income tax effects (the “ceiling limitation”). We perform a quarterly ceiling test to determine whether the net book value of our full cost amortization base within each of our cost centers exceeds the ceiling limitation. If capitalized costs, net of accumulated DD&A, less related deferred taxes are greater than the ceiling limitation, a write-down or impairment of the full cost amortization base is required. A write-down of the carrying value of oil and gas properties is a non-cash charge that reduces earnings and typically results in lower DD&A expense in future periods.

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

In calculating the ceiling test for our U.S. cost center as of March 31, 2005, we estimated a full cost ceiling “cushion” of $325.9 million, using prices of $7.35 per Mcf of natural gas and $51.65 per barrel of oil and condensate. Considering the volatility of oil and gas prices, it is probable that our estimate of discounted future net cash flows from proved oil and gas reserves will change in the near term. Capitalized costs related to our operations in Nigeria will be subject to a separate ceiling limitation as the costs are evaluated. If oil and gas prices decline, even if for only a short period of time, if we incur significant costs associated with unsuccessful drilling operations or if we have downward revisions to our estimated proved reserves, it is possible that write-downs of oil and gas properties could occur in the future.

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

Leasehold Costs

In September 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-2, “Application of FASB Statement No. 142, Goodwill and Other Intangible Assets to Oil and Gas Producing Entities.” This FSP confirms that SFAS No. 142 did not change the balance sheet classification or disclosure requirements for drilling and mineral rights of oil and gas producing entities. We classify the costs of oil and gas drilling and mineral rights as property and equipment.

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

Financial Instruments and Price Risk Management Activities

As of March 31, 2005, our financial instruments consisted of cash and cash equivalents, receivables, payables and derivative instruments. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value because of the short-term nature of these items. We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and gas prices and to achieve more predictable cash flow. These hedging arrangements take the form of swap contracts or cashless collars and are placed with major trading counterparties. We recorded net hedging income of $0.6 million and $1.7 million in the first quarter of 2005 and 2004, respectively.

Stock-Based Compensation

SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 to require disclosure about those effects in interim financial information.

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

On December 16, 2004, the FASB revised SFAS No. 123 that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. Adoption of SFAS No. 123R will require us to recognize compensation expense for all awards we grant after the date of adoption and for the unvested portion of all options granted that remain outstanding on the date of adoption.

On April 14, 2005, the Commission announced that it would permit additional time to implement the requirements in SFAS No. 123R. As originally issued by the FASB, public companies were required to implement SFAS No. 123R as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Commission will permit companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005 as required by SFAS No. 123R. The Commission is not changing any of the accounting requirements in SFAS No. 123R. We will be required to implement SFAS No. 123R as of January 1, 2006. All options that we granted prior to December 31, 2001 will be fully vested prior to adoption of SFAS No. 123R and will not be considered as part of the adoption in accordance with the new standard. We are currently evaluating the effect of adopting SFAS No. 123R.

Related Parties

We purchase oilfield goods, equipment and services from Cooper Cameron Corporation (“Cooper Cameron”) and National-Oilwell, Inc. (“National-Oilwell”) and other oilfield services companies in the ordinary course of business. We incurred charges of less than $0.1 million in the first quarter of 2005 from Cooper Cameron. Mr. Sheldon R. Erikson, a director of Spinnaker, serves as Chairman of the Board, Chief Executive Officer and President of Cooper Cameron. We incurred charges of less than $0.1 million in the first quarter of 2005 from National-Oilwell. Mr. Roger L. Jarvis, Chairman of the Board, Chief Executive Officer and President of Spinnaker, serves as a director of National-Oilwell. These amounts represent less than 1% of Cooper Cameron’s and National-Oilwell’s total revenues in the first quarter of 2005 and only reflect charges directly incurred by us. Our partners may incur charges from these related parties that are not included above.

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

New Accounting Pronouncements

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

Results of Operations

	Three Months Ended March 31,
	2005	2004	Variance
Production:
Natural gas (MMcf)	6,702	7,816	(1,114)	(14)%
Oil and condensate (MBbls)	693	332	361	109%
Natural gas liquids (thousands of Gallons)	6,668	3,412	3,256	95%
Total (MMcfe)	11,811	10,295	1,516	15%

Revenues (in thousands):
Natural gas	$42,617	$44,198	$(1,581)	(4)%
Oil and condensate	32,391	11,547	20,844	181%
Natural gas liquids	4,282	2,024	2,258	112%
Net hedging income (loss)	593	1,739	(1,146)	(66)%
Other	(1,560)	283	(1,843)	(651)%

Total	$78,323	$59,791	$18,532	31%

Average realized sales price per unit:
Natural gas revenues from production (per Mcf)	$6.36	$5.65	$0.71	13%
Effects of hedging activities (per Mcf)	0.40	0.22	0.18	82%

Average realized price (per Mcf)	$6.76	$5.87	$0.89	15%

Oil and condensate revenues from production (per Bbl)	$46.76	$34.79	$11.97	34%
Effects of hedging activities (per Bbl)	(3.03)	—	(3.03)	—

Average realized price (per Bbl)	$43.73	$34.79	$8.94	26%

Natural gas liquids revenues from production (per Gallon)	$0.64	$0.59	$0.05	8%
Effects of hedging activities (per Gallon)	—	—	—	—

Average realized price (per Gallon)	$0.64	$0.59	$0.05	8%

Total revenues from production (per Mcfe)	$6.71	$5.61	$1.10	20%
Effects of hedging activities (per Mcfe)	0.05	0.17	(0.12)	(71)%

Total average realized price (per Mcfe)	$6.76	$5.78	$0.98	17%

Expenses (per Mcfe):
Lease operating expenses	$0.56	$0.46	$0.10	22%
Depreciation, depletion and amortization – oil and gas properties oil and gas properties	$3.51	$2.82	$0.69	24%

Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004

Revenues and Production

Revenues increased $18.5 million, or 31%, in the first quarter of 2005 compared to the first quarter of 2004. The increase was primarily due to 15% higher production and a 20% higher average commodity price in the first quarter of 2005, partially offset by a $1.1 million decrease in hedging gains and a $1.8 million net decrease in other revenues resulting primarily from the ineffective component of derivatives of $1.7 million.

Production increased approximately 1.5 Bcfe, or 15%, in the first quarter of 2005 compared to the first quarter of 2004 primarily due to Front Runner oil production. Front Runner commenced production in December 2004 from the first of nine wells. One additional well was completed and commenced production in the first quarter and another well was completed and commenced production subsequent to March 31, 2005. Six additional wells will be completed at the Front Runner spar production facility. Average daily production in the first quarter of 2005 was 131 MMcfe compared to 113 MMcfe in the first quarter of 2004. Natural gas revenues decreased $1.6 million, or 4%, due primarily to lower production of 1.1 Bcf, or 14%, partially offset by a 13% higher average price in the first quarter of 2005. Excluding the effects of hedging activities, the first quarter 2005 average natural gas price was $6.36 per Mcf compared to $5.65 per Mcf in the same period of 2004. Oil and condensate revenues increased $20.8 million, or 181%, due primarily to an increase in production of 361 MBbls, or 109%, and a 34% higher average price. Excluding the effects of hedging activities, the first quarter 2005 average oil price was $46.76 per barrel compared to $34.79 per barrel in the same period of 2004. Natural gas liquids revenues increased $2.3 million, or 112%, in the first quarter of 2005 compared to the same period of 2004 based on natural gas production and related processing requirements.

Lease Operating Expenses

Lease operating expenses are costs incurred to operate and maintain wells and related equipment and facilities. These costs may include, among others, workover expenses, labor, materials, supplies, property taxes, insurance, severance taxes and transportation, gathering and processing expenses. Lease operating expenses increased $1.9 million, or 41%, in the first quarter of 2005 compared to the same period in 2004. Of the total increase, approximately $1.1 million was related to lease operating expenses at Front Runner, our deepwater project that commenced production in December 2004, and $1.3 million related to lease operating expenses on other blocks where production commenced during and subsequent to the first quarter of 2004, offset in part by a net $0.5 million decrease in costs associated with producing wells as of March 31, 2004.

Depreciation, Depletion and Amortization

DD&A increased $12.4 million, or 43%, in the first quarter of 2005 compared to the first quarter of 2004. Of the total increase in DD&A, $8.1 million related to a higher DD&A rate and $4.3 million related to higher production of 1.5 Bcfe. The 24% increase in the DD&A rate per Mcfe to $3.51 in the first quarter of 2005 from $2.82 in the same period in 2004 was primarily due to costs associated with unsuccessful wells in 2004, a net downward revision to proved reserves in 2004 and higher finding costs associated with certain discoveries due primarily to the timing of reserve recognition.

Impairment of Unproved Properties

Based on information available subsequent to March 31, 2005 that indicated unproved international oil and gas properties were impaired, we recorded a $7.7 million impairment charge as a result of an unsuccessful well in our West African venture. The transfer of the 12.5% interest to Spinnaker is still pending various approvals within the Nigerian government.

General and Administrative

General and administrative expenses are overhead-related expenses, including among others, wages and benefits for non-capitalized employees, auditing fees, legal fees, Sarbanes-Oxley Section 404 compliance fees, insurance, office rent, travel and entertainment, computer supplies and maintenance and investor relations expenses. General and administrative expenses increased $0.6 million, or 17%, in the first quarter of 2005 compared to the first quarter of 2004. The increase was primarily due to higher employment-related expenses, legal fees and costs associated with Sarbanes-Oxley Section 404 compliance.

Income Tax Expense

Income tax expense decreased $1.6 million, or 20%, due to lower pre-tax income and a reduction in the effective tax rate to 35.3% in the first quarter of 2005 from 36.0% in the first quarter of 2004. The effective tax rate was reduced to 35.3% in the first quarter of 2005 due to lower expected deferred state income taxes resulting from a lower state apportionment factor.

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

We have experienced and expect to continue to experience substantial capital requirements, primarily due to our active exploration and development programs in the Gulf of Mexico. Net additions to property and equipment in the first quarter of 2005 were $91.4 million. We have capital expenditure plans for 2005 totaling approximately $294.0 million. Based on this level of capital expenditures and current oil and gas prices, we expect our cash flow from operations to exceed our capital expenditures for the first time since our inception. However, we use a systematic risking process to select prospects for drilling. If we experience greater than anticipated success on budgeted projects, capital expenditures will increase.

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

As of March 31, 2005, we had outstanding borrowings of $105.0 million and were in compliance with provisions of the Revolver. Subsequent to March 31, 2005, we had additional borrowings of $7.5 million and made payments of $12.5 million. We expect to incur additional borrowings in 2005. See “–Financing Activities” for more information.

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

Contractual Obligations

In the ordinary course of business, we enter into purchase obligations and contracts. As part of our project-oriented exploration and production activities, we routinely enter into these contracts for certain aspects of a project, such as engineering, drilling, subsea work and other equipment and services. We also lease administrative offices, office equipment and oil and gas equipment under non-cancelable operating leases. We had no capital lease or purchase obligations or other contractual long-term liabilities as of March 31, 2005, except for obligations incurred in the ordinary course of business.

As of March 31, 2005, we had borrowings of $105.0 million outstanding under Tranche A of the Revolver, which are due on December 19, 2006. Subsequent to March 31, 2005, Spinnaker had additional borrowings of $7.5 million and made payments of $12.5 million under the Revolver.

Components of Cash Flow

Cash and cash equivalents decreased $7.4 million to $14.4 million as of March 31, 2005. The components of the decrease in cash and cash equivalents included $62.5 million provided by operating activities, $70.5 million used in investing activities and $0.6 million provided by financing activities.

Operating Activities

Net cash provided by operating activities in the first quarter of 2005 increased 32% to $62.5 million primarily due to higher production and commodity prices. Cash flow from operations is dependent upon our ability to increase production through exploration and development activities and oil and gas prices. We have made significant investments to expand our operations in the Gulf of Mexico.

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

As of March 31, 2005, Spinnaker had negative working capital of $3.4 million. Excluding current deferred tax assets of $38.7 million, we had negative working capital $42.1 million as of March 31, 2005. Our cash flow from operations depends on our ability to manage working capital, including accounts receivable, accounts payable and accrued liabilities. The net increase of $1.8 million in accounts receivable since December 31, 2004 was primarily related to a $1.9 million increase in oil and gas revenues receivable, offset in part by a net $0.1 million decrease in joint interest billings and other. Oil and gas revenues receivable increased primarily due to higher oil prices in March 2005 compared to December 2004. Joint interest billings fluctuate from period to period based on the number of wells we operate and the timing of billings to and collections from other working interest owners. Accounts payable and accrued liabilities increased $2.1 million from December 31, 2004. Fluctuations from period to period occur based on exploratory and development activities in progress and the timing of our payments to vendors and other operators.

Investing Activities

Net cash used in investing activities was $70.5 million in the first quarter of 2005 and included oil and gas property expenditures of $70.2 million and purchases of other property and equipment of $0.3 million.

As part of our strategy, we explore for oil and gas at deeper drilling depths and in the deep water of the Gulf of Mexico, where operations are more difficult and costly than at shallower drilling depths and in shallower water. Along with higher risks and costs associated with these areas, greater opportunity exists for reserve additions. We have experienced and will continue to experience significantly higher drilling costs for deep shelf and deepwater projects relative to the drilling costs on shallower depth shelf projects in the Gulf of Mexico. Historically, most of the wells we drilled were on the shelf. However, we are transitioning to more deepwater operations. Prior to 2001, we drilled nine deepwater wells, three of which were successful. Since 2001 and through March 31, 2005, we have drilled 33 deepwater wells, 22 of which were successful. We currently plan to drill and evaluate several additional deepwater wells in the Gulf of Mexico and one deepwater well in West Africa in the remainder of 2005.

In order to diversify our operations, we entered into a farm-out agreement in December 2004 covering a 12.5% interest in OPL Block 256 offshore Nigeria from Devon. The transfer of interest is pending various approvals within the Nigerian government. We expect our capital requirements for exploratory activities in connection with this venture to be approximately $50 million to $60 million over a two to three year period. The first well offshore Nigeria was determined to be unsuccessful in April 2005. As a result, we recorded a $7.7 million pre-tax impairment charge related to unproved international oil and gas properties in the first quarter of 2005. We will record an additional impairment charge of approximately $0.5 million in the second quarter of 2005 related to well costs incurred subsequent to March 31, 2005. We have a minimum of two additional exploratory wells to drill on OPL Block 256, including one well we expect to drill later this year.

We drilled three successful wells in three attempts in the first quarter of 2005. We drilled 27 wells in 2004, 14 of which were successful. Since inception and through March 31, 2005, we drilled 179 wells, 107 of which were successful, representing a success rate of 59%. Dry hole costs, including associated leasehold costs, were approximately $2.2 million in the first quarter of 2005 and primarily related to costs incurred in 2005 on unsuccessful wells in progress as of December 31, 2004 and cost adjustments to prior year unsuccessful wells. Our current capital expenditure budget for 2005 is approximately $294.0 million, including $201.0 million for exploration activities and geological and geophysical expenditures, $50.0 million for development activities, $40.0 million for leasehold acquisitions and $3.0 million for other property and equipment. We currently plan to drill and evaluate 20 wells in the remainder of 2005, including 13 wells on the Gulf of Mexico shelf, six wells in the deep water of the Gulf of Mexico and one additional well in West Africa. Actual levels of capital expenditures may vary due to many factors, including drilling results, oil and gas prices, the availability of capital, industry conditions, acquisitions, decisions of operators and other prospect owners and the prices of drilling rig dayrates and other oilfield goods and services.

We settled asset retirement obligations of $0.5 million in the first quarter of 2005. Current liabilities include asset retirement obligations of $8.1 million, the settlements of which will depend on the timing of abandonment decisions and equipment availability in 2005.

The costs associated with unproved properties and properties under development not included in the amortization base were as follows (in thousands):

	As of March 31, 2005	As of December 31, 2004
Leasehold, delay rentals and seismic data, hardware and software costs	$157,094	$128,465
Wells in-progress	18,548	3,836
Wells pending determination	15,492	14,820
Other	1,205	1,156

Total	$192,339	$148,277

Financing Activities

Net cash provided by financing activities of $0.6 million in the first quarter of 2005 related to proceeds from stock option exercises.

On December 19, 2003, our wholly-owned subsidiary, Spinnaker Exploration Company, L.L.C., entered into a $200.0 million Revolver with a group of eight banks. The Revolver consists of two tranches, Tranche A and Tranche B. Borrowings under each tranche constitute senior indebtedness. The obligations under the Revolver are fully and unconditionally guaranteed by Spinnaker.

Tranche A is available on a revolving basis through December 19, 2006, the maturity date of the Revolver, and availability is subject to the borrowing base determined by the banks. The borrowing base was $160.0 million as of March 31, 2005. Tranche B is $50.0 million, is available in multiple advances through October 31, 2005 and is not subject to the borrowing base. Borrowings under Tranche B cannot be reborrowed once repaid. Total availability under Tranche A and Tranche B cannot exceed $200.0 million. When the borrowing base exceeds $150.0 million, Tranche B is reduced by a like amount for the period the borrowing base exceeds $150.0 million until the maturity of Tranche B. The obligations under Tranche A are unsecured. At such time Tranche B is utilized, the banks are to be provided with security interests in virtually all of our reserve base. Upon repayment of Tranche B, the security interests are to be released.

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

We have the option to elect to use a base interest rate as described below or the LIBOR plus, for each such rate, a spread based on the percentage of the borrowing base used at that time. The base rate spread ranges from 0.0% to 0.5% for Tranche A borrowings and from 2.0% to 2.75% for Tranche B borrowings. The LIBOR spread ranges from 1.25% to 2.0% for Tranche A borrowings and from 3.0% to 3.75% for Tranche B borrowings. The base interest rate under the Revolver is a fluctuating rate of interest equal to the base rate spread plus the higher of either (i) The Toronto-Dominion Bank’s base rate for dollar advances made in the United States or (ii) the Federal Funds Rate plus 0.5% per annum. The weighted average interest rate was 4.32% in the first quarter of 2005. The commitment fee rate ranges from 0.375% to 0.5%, depending on the borrowing base usage for Tranche A, and is 0.625% for Tranche B.

The Revolver also includes the following restrictions and covenants:

•	Incurrence of other debt is prohibited except that senior debt may not exceed $10.0 million ($5.0 million when Tranche B is used), vendor indebtedness for the purchase of seismic data may not exceed $25.0 million, subordinated debt is permitted subject to certain conditions and a lease transaction involving the Front Runner spar production facility is specifically permitted.

•	Liens are generally prohibited; however, we may grant a lien in connection with the purchase of seismic data, pledges and deposits to secure hedging arrangements not to exceed $15.0 million and lease financing arrangements involving our interest in the Front Runner spar production facility.

•	Stock buy-backs exceeding $10.0 million are prohibited in any fiscal year.

•	The ratio of debt to EBITDA may not exceed 2.50 to 1.00.

•	The ratio of current assets to current liabilities may not be less than 1.00 to 1.00. For purposes of the calculation, availability under the Revolver is added to current assets and maturities of the Revolver are excluded from current liabilities. Hedging assets and liabilities and asset retirement obligations are also excluded from this calculation.

•	Our tangible net worth is required to exceed 80% of the level at September 30, 2003, plus 50% of future net income with certain non-cash gains and losses excluded from net income, plus 75% of future equity issuances.

•	Our hedging transactions must not exceed 66 2/3% of estimated future production for the next 18 months and 33 1/3% for the period 19 to 36 months from the date of the transaction. There are also credit rating restrictions on counterparties as well as concentration limits.

On February 8, 2005, Spinnaker and the banks amended the Revolver. The amendment was intended to give us:

•	the flexibility to engage in business activities through entities other than our principal operating subsidiary, Spinnaker Exploration Company, L.L.C., including activities in international locations;

•	the ability to make investments and provide guarantees and extensions of credit to entities other than our principal operating subsidiary;

•	a basket of up to $75.0 million a year to make distributions from our principal operating subsidiary to us, to request letters of credit under the Revolver for activities other than those of our principal operating subsidiary, subject to the limits under the Revolver, and to provide extensions of credit from our principal operating subsidiary to other entities; and

•	an increase in the aggregate amount of the borrowing base available under the Revolver for letters of credit up to $60.0 million, subject to certain limitations.

On March 29, 2005, Spinnaker Exploration Company, L.L.C. and the banks entered into a second amendment to the Revolver. Among other provisions, the amendment extended the Tranche B termination date to October 31, 2005, unless sooner terminated in accordance with the Revolver.

As of March 31, 2005, we had outstanding borrowings of $105.0 million. Current availability is $55.0 million and $40.0 million under Tranche A and Tranche B, respectively. As of March 31, 2005, we were in compliance with the provisions of the Revolver. Subsequent to March 31, 2005, we had additional borrowings of $7.5 million and made payments of $12.5 million under the Revolver. We expect to incur additional borrowings in the remainder of 2005.

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

In a swap transaction, the counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. In a collar arrangement, the counterparty is required to make a payment to us for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. We are required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Neither party is required to make a payment if the settlement price falls between the fixed floor and ceiling prices. As of March 31, 2005, our commodity price risk management positions in swap contracts and collar arrangements were as follows:

Natural Gas

	Fixed Price Swaps		Collars
	Average Daily Volume (MMBtus)	Weighted Average Price (Per MMBtu)	Average Daily Volume (MMBtus)	Weighted Average Price (Per MMBtu)
Period				Floor	Ceiling
Second Quarter 2005	10,000	6.40	—	—	—
Third Quarter 2005	10,000	6.40	—	—	—
Fourth Quarter 2005	3,370	6.40	—	—	—

Oil

	Fixed Price Swaps		Collars
	Average Daily Volume (Bbls)	Weighted Average Price (Per Bbl)	Average Daily Volume (Bbls)	Weighted Average Price (Per Bbl)
Period				Floor	Ceiling
Second Quarter 2005	1,000	$40.78	3,000	$38.67	$44.73
Third Quarter 2005	1,000	39.69	3,000	38.67	44.73
Fourth Quarter 2005	1,000	38.78	3,000	38.67	44.73

We reported a net liability of $17.6 million and a net asset of $1.2 million related to financial derivative contracts as of March 31, 2005 and December 31, 2004, respectively. Amounts related to hedging activities were as follows (in thousands):

	As of March 31, 2005	As of December 31, 2004
Current assets:
Hedging assets	$—	$2,829
Deferred tax asset related to hedging activities	6,203	—

Current liabilities:
Hedging liabilities	$17,571	$1,628
Deferred tax liability related to hedging activities	—	432

Equity:
Accumulated other comprehensive income (loss)	$(10,281)	$963

The ineffective component of the derivatives and net hedging gains (losses) were recorded in revenues in the three months ended March 31, 2005 and 2004 as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Ineffective component of derivatives	$(1,682)	$—

Net hedging income	$593	$1,739

Based on future oil and gas prices as of March 31, 2005, we would reclassify a net loss of approximately $10.3 million from accumulated other comprehensive income (loss) to earnings in the remainder of 2005. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

To calculate the potential effect of the derivative contracts on future revenues, we applied NYMEX oil and gas forward prices as of March 31, 2005 to the quantity of our oil and gas production covered by those derivative contracts as of that date. The following table shows the estimated potential effects of the derivative financial instruments on future revenues (in thousands):

Derivative Instrument	Estimated Decrease in Revenues at Current Prices	Estimated Decrease in Revenues with 10% Decrease in Prices	Estimated Decrease in Revenues with 10% Increase in Prices
Natural gas swaps	$(2,885)	$(2,780)	$(4,101)
Oil swaps	(4,578)	(3,356)	(7,080)
Oil collars	(10,108)	(6,432)	(15,949)

Subsequent to March 31, 2005, the fair value of our open commodity price risk management positions in swap contracts and collar arrangements using average oil and gas forward prices of $52.81 and $6.77, respectively, as of May 6, 2005 was a net liability of approximately $9.7 million, excluding April and May 2005 settlements resulting in losses of $1.5 million. We did not enter into any additional derivative transactions subsequent to March 31, 2005.

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under the Revolver. We do not currently use interest rate derivative financial instruments to manage exposure to interest rate changes, but may do so in the future.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as this term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2005, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPINNAKER EXPLORATION COMPANY

Date:	May 9, 2005	By:	/s/ ROBERT M. SNELL
Robert M. Snell Vice President, Chief Financial Officer and Secretary

Date:	May 9, 2005	By:	/s/ JEFFREY C. ZARUBA
Jeffrey C. Zaruba Vice President, Treasurer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Description

12.1 –	Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

31.1 –	Certification of Principal Executive Officer of Spinnaker Exploration Company Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 –	Certification of Principal Financial Officer of Spinnaker Exploration Company Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 –	Certification of Chief Executive Officer of Spinnaker Exploration Company Pursuant to 18 U.S.C. § 1350

32.2 –	Certification of Chief Financial Officer of Spinnaker Exploration Company Pursuant to 18 U.S.C. § 1350