Form 10-Q
period 2005-09-30
SPINNAKER EXPLORATION CO
filed 2005-11-08
CIK 1089697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, on November 7, 2005 was 34,166,689.

SPINNAKER EXPLORATION COMPANY

Form 10-Q

For the Three and Nine Months Ended September 30, 2005

SPINNAKER EXPLORATION COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of September 30, 2005	As of December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$410	$21,830
Accounts receivable, net of allowance for doubtful accounts of $3,232 as of September 30, 2005 and December 31, 2004, respectively	74,527	48,785
Hedging assets	—	2,829
Deferred tax assets	41,726	—
Other	6,356	3,467

Total current assets	123,019	76,911

PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full-cost accounting:
Proved properties	1,639,934	1,447,824
Unproved properties and properties under development, not being amortized	203,201	148,277
Other	7,276	6,651

	1,850,411	1,602,752
Less – Accumulated depreciation, depletion and amortization	(669,109)	(541,615)

Total property and equipment	1,181,302	1,061,137

OTHER ASSETS	3,292	12,883

Total assets	$1,307,613	$1,150,931

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,374	$34,692
Accrued liabilities and other	54,430	47,264
Hedging liabilities	10,787	1,628
Capital lease obligations	9,917	—
Asset retirement obligations	14,865	6,841

Total current liabilities	130,373	90,425

LONG-TERM DEBT	30,000	105,000
CAPITAL LEASE OBLIGATIONS	65,083	—
ASSET RETIREMENT OBLIGATIONS	37,226	33,644
DEFERRED INCOME TAXES	175,114	107,776
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 34,169,989 shares issued and 34,166,049 shares outstanding as of September 30, 2005 and 33,927,158 shares issued and 33,920,018 shares outstanding as of December 31, 2004	342	339
Additional paid-in capital	620,332	612,920
Retained earnings	256,939	199,882
Less: Treasury stock, at cost, 3,940 shares and 7,140 shares as of September 30, 2005 and December 31, 2004, respectively	(10)	(18)
Unearned compensation	(1,405)	—
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(2)	—
Commodity derivatives	(6,379)	963

Total equity	869,817	814,086

Total liabilities and equity	$1,307,613	$1,150,931

The accompanying notes are an integral part of these consolidated financial statements.

SPINNAKER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES	$84,119	$63,191	$254,412	$202,806
EXPENSES:
Lease operating expenses	6,952	6,627	21,095	17,870
Depreciation, depletion and amortization – oil and gas properties	34,496	35,715	118,127	105,119
Depreciation and amortization – other	305	344	889	1,040
Impairment of international oil and gas properties	—	—	8,478	—
Accretion of asset retirement obligations	750	910	2,361	2,164
Gain on settlement of asset retirement obligations	(2)	(50)	(130)	(176)
General and administrative	5,734	4,226	14,088	11,951

Total expenses	48,235	47,772	164,908	137,968

INCOME FROM OPERATIONS	35,884	15,419	89,504	64,838

OTHER INCOME (EXPENSE):
Interest income	109	58	306	126
Interest expense, net	(1,075)	(395)	(1,623)	(910)

Total other income (expense)	(966)	(337)	(1,317)	(784)

INCOME BEFORE INCOME TAXES	34,918	15,082	88,187	64,054
Income tax expense	12,326	6,005	31,130	23,635

NET INCOME	$22,592	$9,077	$57,057	$40,419

NET INCOME PER COMMON SHARE:
Basic	$0.66	$0.27	$1.68	$1.20

Diluted	$0.63	$0.26	$1.62	$1.16

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	34,126	33,896	34,035	33,721

Diluted	35,607	34,922	35,116	34,780

The accompanying notes are an integral part of these consolidated financial statements.

SPINNAKER EXPLORATION COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,057	$40,419
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	119,016	106,159
Impairment of international oil and gas properties	8,478	—
Accretion of asset retirement obligations	2,361	2,164
Gain on settlement of asset retirement obligations	(130)	(176)
Amortization of unearned stock compensation	110	—
Deferred income tax expense	30,334	23,635
Other	1,127	529
Change in operating assets and liabilities:
Accounts receivable	(25,742)	(17,789)
Accounts payable and accrued liabilities	(1,227)	7,153
Other assets	7,810	(3,318)

Net cash provided by operating activities	199,194	158,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas properties	(223,105)	(220,263)
Purchases of other property and equipment	(625)	(1,590)

Net cash used in investing activities	(223,730)	(221,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	18,500	55,000
Proceeds from sale-leaseback transaction	75,000	—
Payments on borrowings	(93,500)	—
Proceeds from exercise of stock options	4,242	9,068
Debt issue costs	(1,126)	(101)

Net cash provided by financing activities	3,116	63,967

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,420)	890
CASH AND CASH EQUIVALENTS, beginning of year	21,830	15,315

CASH AND CASH EQUIVALENTS, end of period	$410	$16,205

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$3,467	$2,308

Cash paid for income taxes	$610	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPINNAKER EXPLORATION COMPANY

Notes to Interim Consolidated Financial Statements (Unaudited)

September 30, 2005

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

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock, par value $0.01 per share (“Common Stock”), at the date of the grant over the amount an employee must pay to acquire the Common Stock. In accordance with APB Opinion No. 25, compensation expense related to stock-based compensation was $0 in each of the third quarter of 2005 and 2004, and $0 and $0.2 million in the first nine months of 2005 and 2004, respectively. Had compensation cost for the Company’s stock option compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company’s pro forma net income and pro forma net income per share of Common Stock would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$22,592	$9,077	$57,057	$40,419
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	126
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,346)	(2,157)	(4,422)	(6,812)

Pro forma net income	$21,246	$6,920	$52,635	$33,733

Net income per common share:
Basic, as reported	$0.66	$0.27	$1.68	$1.20

Basic, pro forma	$0.62	$0.20	$1.55	$1.00

Diluted, as reported	$0.63	$0.26	$1.62	$1.16

Diluted, pro forma	$0.58	$0.19	$1.45	$0.94

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

In May 2005, Spinnaker’s Compensation Committee of the Board of Directors authorized the issuance of 48,275 restricted shares of common stock to all employees. The restricted shares of common stock were issued under the Company’s 1999 Stock Incentive Plan and 2001 Stock Incentive Plan. The restricted stock awards are amortized ratably over the vesting period of four years. Spinnaker recorded $1.6 million of unearned compensation in connection with this grant, representing the fair value of the restricted stock awards on the date of grant. Unearned compensation is recognized as compensation expense within general and administrative expenses and oil and gas properties ratably over the remaining vesting periods. The related compensation expense totaled $0.1 million and $0 for the three months ended September 30, 2005 and 2004, and $0.2 million and $0 for the nine months ended September 30, 2005 and 2004.

3. Merger Agreement

On September 18, 2005, Spinnaker, Norsk Hydro ASA (“Hydro”), Norsk Hydro E&P Americas, L.P. (“Hydro Americas”) and Harald Acquisition Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Spinnaker (the “Merger”), with Spinnaker continuing after the Merger as the surviving corporation and an indirect wholly owned subsidiary of Hydro. At the effective time of the Merger, each issued and outstanding share of Spinnaker common stock will be converted into the right to receive $65.50 in cash.

The Merger is conditioned upon, among other things, receipt of necessary approvals under various regulatory authorities, approval by the holders of a majority of Spinnaker common stock and other customary closing conditions. In the event of a termination of the Merger Agreement under certain circumstances, Spinnaker may be required to pay Hydro Americas a termination fee as set forth in the Merger Agreement.

In connection with the execution of the Merger Agreement, Warburg Pincus Ventures, L.P. and Roger L. Jarvis, Spinnaker’s Chairman of the Board, President and Chief Executive Officer, entered into a Stockholders’ Agreement with Hydro Americas (the “Stockholders’ Agreement”) providing that, while the Merger Agreement is in effect, their shares will be voted in favor of adopting the Merger Agreement, against any action or agreement that would result in a breach in any material respect of any covenant or any other obligations or agreement of Spinnaker under the Merger Agreement or of any representation or warranty of Spinnaker in the Merger Agreement, and against any proposal made in opposition to or in competition with the Merger. The shares subject to the Stockholders’ Agreement represent approximately 20.3% of Spinnaker’s issued and outstanding shares.

In addition, Mr. Jarvis and Merger Sub entered into a consulting agreement, pursuant to which Mr. Jarvis will provide certain consulting services to the surviving corporation for a period of twelve months commencing upon the effective date of the Merger.

A special meeting of Spinnaker’s stockholders will be held on Tuesday, December 13, 2005. Spinnaker expects closing of the transaction to occur soon thereafter.

4. Deferred Tax Assets

The Company was in a tax loss position as of December 31, 2004, and based on the results in the first nine months of 2005 and review of the Company’s outlook on future operations, the Company expects that it will have taxable income in the next twelve months. As a result, the Company has reclassified from deferred income taxes liability a current deferred tax asset of $37.9 million related to net operating loss carryforwards that it expects to utilize to offset taxable income in the next twelve months. As of September 30, 2005, deferred tax assets also included $3.8 million related to hedging activities.

5. Impairment of International Oil and Gas Properties

The Company recorded an impairment charge of $0 and $8.5 million in the three and nine months ended September 30, 2005, respectively, as a result of an unsuccessful well in its West African venture.

6. Long-Term Debt

On December 19, 2003, the Company’s wholly-owned subsidiary, Spinnaker Exploration Company, L.L.C., entered into a $200.0 million revolving credit agreement (the “Revolver”) with a group of eight banks. The Revolver consists of two tranches, Tranche A and Tranche B. The $50.0 million Tranche B commitment automatically expired on July 21, 2005 per terms of the Revolver (with no borrowings then outstanding under Tranche B) upon closing of the spar production facility sale-leaseback transaction related to the Company’s deepwater project at Green Canyon Blocks 338/339/382 (“Front Runner”). The expiration of the Tranche B commitment was not an early extinguishment of debt. See Note 7 for further information concerning the sale-leaseback transaction. Borrowings under Tranche A constitute senior indebtedness. The obligations under the Revolver are fully and unconditionally guaranteed by Spinnaker.

Tranche A is available on a revolving basis through December 19, 2006, the maturity date of the Revolver, and availability is subject to the borrowing base determined by the banks. The borrowing base was $160.0 million as of September 30, 2005. The obligations under Tranche A are unsecured. The borrowing base is re-determined semi-annually by the banks in their sole discretion and in their usual and customary manner. Spinnaker and the banks also have the right to request one additional re-determination annually. The amount of the borrowing base is a function of the banks’ view of Spinnaker’s reserve profile, future commodity prices and projected cash flows. In addition to the semi-annual re-determinations, the banks have the right to re-determine the borrowing base in the event of the sale, transfer or disposition of assets included in the borrowing base exceeding $25.0 million.

The Company has the option to elect to use a base interest rate as described below or the London Interbank Offered Rate (“LIBOR”) plus, for each such rate, a spread based on the percentage of the borrowing base used at that time. The base rate spread ranges from 0.0% to 0.5%, and the LIBOR spread ranges from 1.25% to 2.0% for Tranche A borrowings. The base interest rate under the Revolver is a fluctuating rate of interest equal to the base rate spread plus the higher of either (i) The Toronto-Dominion Bank’s base rate for dollar advances made in the United States or (ii) the Federal Funds Rate plus 0.5% per annum. The weighted average interest rate was 4.72% in the first nine months of 2005. The commitment fee rate ranges from 0.375% to 0.5%, depending on the borrowing base usage for Tranche A.

As of September 30, 2005, the Company had outstanding borrowings of $30.0 million and a letter of credit in the amount of $15.0 million under the Revolver, and the Company was in compliance with the provisions of the Revolver. Subsequent to September 30, 2005, Spinnaker had no additional borrowings. Current availability is $115.0 million under Tranche A of the Revolver. The Company expects to incur additional borrowings in the remainder of 2005.

7. Capital Lease Obligations

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

Spinnaker issued a guaranty, also effective July 21, 2005, guaranteeing the rental payments as they become due and payable and other obligations, but not the lease obligation itself. The Company must also comply with certain on-going financial and operating covenants related to Front Runner.

Spinnaker used the $75.0 million proceeds from the sale-leaseback transaction to pay outstanding borrowings under the Revolver on July 21, 2005. In connection with the transaction, the $50.0 million Tranche B commitment under the Revolver automatically expired on July 21, 2005 per terms of the Revolver, and a letter of credit in the amount of $15.0 million was issued under the Revolver.

8. Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations” requires entities to record liabilities for asset retirement obligations at fair value in the period in which the obligations are incurred and a corresponding increase in the carrying amount of the related long-lived asset. The reconciliation of the beginning and ending asset retirement obligations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Asset retirement obligations, beginning of period	$47,931	$36,262	$40,485	$32,994
Liabilities incurred	4,109	1,764	10,593	4,598
Liabilities settled (1)	(75)	(469)	(998)	(469)
Accretion of asset retirement obligations	750	910	2,361	2,164
Revisions in estimated cash flows	(624)	263	(350)	(557)

Asset retirement obligations, end of period	$52,091	$38,730	$52,091	$38,730

(1)	The costs associated with asset retirements in the three months ended September 30, 2005 were approximately $0.1 million, resulting in a gain on settlement of asset retirement obligations of less than $0.1 million. The costs associated with asset retirements in the first nine months of 2005 were approximately $0.9 million, resulting in a gain on settlement of asset retirement obligations of approximately $0.1 million.

9. Commodity Price Risk Management Activities

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

In a swap transaction, the counterparty is required to make a payment to Spinnaker for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. Spinnaker is required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. In a collar arrangement, the counterparty is required to make a payment to Spinnaker for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. Spinnaker is required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Neither party is required to make a payment if the settlement price falls between the fixed floor and ceiling prices. As of September 30, 2005, Spinnaker’s commodity price risk management positions in swap contracts and collar arrangements were as follows:

Natural Gas

	Fixed Price Swaps		Collars
Period	Average Daily Volume (MMBtus)	Weighted Average Price (Per MMBtu)	Average Daily Volume (MMBtus)	Weighted Average Price (Per MMBtu)
				Floor	Ceiling
Fourth Quarter 2005	3,370	$6.40	—	$—	$—

Oil

	Fixed Price Swaps		Collars
Period	Average Daily Volume (Bbls)	Weighted Average Price (Per Bbl)	Average Daily Volume (Bbls)	Weighted Average Price (Per Bbl)
				Floor	Ceiling
Fourth Quarter 2005	1,000	$38.78	3,000	$38.67	$44.73

The Company reported a net liability of $10.8 million and a net asset of $1.2 million related to financial derivative contracts as of September 30, 2005 and December 31, 2004, respectively. Amounts related to hedging activities were as follows (in thousands):

	As of September 30, 2005	As of December 31, 2004
Current assets:
Hedging assets	$—	$2,829
Deferred tax asset related to hedging activities	3,808	—

Current liabilities:
Hedging liabilities	$10,787	$1,628
Deferred tax liability related to hedging activities	—	432

Equity:
Accumulated other comprehensive income (loss)	$(6,379)	$963

The ineffective component of derivatives and net hedging losses were recorded in revenues in the three and nine months ended September 30, 2005 and 2004 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ineffective component of derivatives	$594	$—	$(734)	$—

Net hedging losses	$(9,147)	$(2,607)	$(12,273)	$(4,153)

Based on future oil and gas prices as of September 30, 2005, the Company would reclassify a net loss of approximately $6.4 million from accumulated other comprehensive income (loss) to earnings in the remainder of 2005. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

10. Earnings Per Share

Basic and diluted net income per common share is computed based on the following information (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$22,592	$9,077	$57,057	$40,419

Denominator:
Basic weighted average number of shares	34,126	33,896	34,035	33,721

Dilutive securities:
Stock options	1,481	1,026	1,081	1,059

Diluted adjusted weighted average number of shares and assumed conversions	35,607	34,922	35,116	34,780

Net income per common share:
Basic	$0.66	$0.27	$1.68	$1.20

Diluted	$0.63	$0.26	$1.62	$1.16

11. Comprehensive Income

The following are components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$22,592	$9,077	$57,057	$40,419
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2)	—	(2)	—
Net change in fair value of derivative financial instruments	(5,615)	(2,490)	(15,282)	(5,795)
Financial derivative settlements reclassified to income	5,917	1,669	7,940	2,658

Comprehensive income	$22,892	$8,256	$49,713	$37,282

Cautionary Statement About Forward-Looking Statements

In this quarterly report on Form 10-Q (“Quarterly Report”), unless the context requires otherwise, when we refer to “Spinnaker,” the “Company,” “we,” “us” or “our” we are describing Spinnaker Exploration Company and its subsidiaries.

Some of the information in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by the use of the words “anticipate,” “believe,” “contemplate,” “estimate,” “expect,” “may,” “plan,” “will,” “would” and similar expressions that contemplate future events. Forward-looking statements include information concerning the possible or assumed future results of our operations, the expected completion and timing of the Merger and other information relating to the Merger. You should be aware that forward looking statements involve known and unknown risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the actual results or developments we anticipate will be realized, or even if realized, that they will have the expected effects on our business or operations. These forward-looking statements speak only as of the date on which the statements were made, and we undertake no obligation to update or revise any forward-looking statements made under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” or elsewhere in this Quarterly Report as a result of new information, future events or otherwise, except in each case as required by law. In addition to other factors and matters contained or incorporated in this Quarterly Report, we believe the following factors could cause actual results to differ materially from those discussed in the forward-looking statements:

•	the failure to satisfy the conditions to consummate the Merger, including the receipt of the required stockholder approval;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the failure of the Merger to close for any other reason;

•	the outcome of legal proceedings that may be instituted against us and others in connection with the Merger Agreement;

•	the amount of the costs, fees, expenses and chargers related to the Merger;

•	financial position;

•	business strategy;

•	budgets;

•	amount, nature and timing of capital expenditures, including future development costs;

•	drilling of wells;

•	oil and gas reserves;

•	timing and amount of future production of oil and gas;

•	marketing of oil and gas;

•	operating costs and other expenses;

•	cash flow and anticipated liquidity; and

•	prospect development and property acquisitions.

•	the risks associated with exploration;

•	delays in anticipated production start-up dates;

•	shut-ins of production for platform, pipeline and facility maintenance, additions and removals;

•	potential mechanical failure or under-performance of significant wells;

•	the relatively short production lives of certain properties;

•	the concentration of production and reserves in a small number of properties;

•	maturity of the Gulf of Mexico shelf;

•	oil and gas price volatility;

•	our hedging activities;

•	our ability to find, replace, develop and acquire oil and gas reserves;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and the timing and amount of development expenditures;

•	downward revisions of proved reserves and the related negative impact on the depreciation, depletion and amortization (“DD&A”) rate;

•	write-downs of oil and gas properties if oil and gas prices decline, proved reserves are revised downward or our finding and development costs continue to increase;

•	operating hazards attendant to the oil and gas business;

•	drilling and completion risks, which costs are generally not recoverable from third parties or insurance;

•	weather risks and natural disasters;

•	availability and cost of material and equipment;

•	actions or inactions of third-party operators of our properties;

•	risks inherent in international operations;

•	our ability to find and retain skilled personnel;

•	availability of capital;

•	the strength and financial resources of competitors and customers;

•	regulatory developments;

•	environmental risks; and

•	general economic conditions.

For additional discussion of these and other factors, risks and uncertainties, see our reports and documents filed with the Commission, which reports and documents should be read in conjunction with this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

On September 18, 2005, Spinnaker, Hydro, Hydro Americas and Merger Sub entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into Spinnaker, with Spinnaker continuing after the Merger as the surviving corporation and an indirect wholly owned subsidiary of Hydro. At the effective time of the Merger, each issued and outstanding share of our common stock will be converted into the right to receive $65.50 in cash.

The Merger is conditioned upon, among other things, receipt of necessary approvals from various regulatory authorities, approval by the holders of a majority of our common stock and other customary closing conditions. In the event of a termination of the Merger Agreement under certain circumstances, we may be required to pay Hydro Americas a termination fee as set forth in the Merger Agreement.

In connection with the execution of the Merger Agreement, Warburg Pincus Ventures, L.P. and Roger L. Jarvis, our Chairman of the Board, President and Chief Executive Officer, entered into the Stockholders’ Agreement with Hydro Americas providing that, while the Merger Agreement is in effect, their shares will be voted in favor of adopting the Merger Agreement, against any action or agreement that would result in a breach in any material respect of any covenant or any other obligations or agreement of Spinnaker under the Merger Agreement or of any representation or warranty of Spinnaker in the Merger Agreement, and against any proposal made in opposition to or in competition with the Merger. The shares subject to the Stockholders’ Agreement represent approximately 20.3% of our issued and outstanding shares.

In addition, Mr. Jarvis and Merger Sub entered into a consulting agreement, pursuant to which Mr. Jarvis will provide certain consulting services to the surviving corporation for a period of twelve months commencing upon the effective date of the Merger.

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

In order to diversify our operations and apply our skill set to other opportunities, we entered into two farm-out agreements with Devon Energy Corporation (“Devon”) covering OPL Blocks 256 and 242 offshore Nigeria. The Nigerian government, through the Ministry of Petroleum Resources, has granted approval for a wholly-owned subsidiary of Devon to assign 12.5% of its participating interest in OPL Block 256 to Spinnaker. The farmout agreement for OPL Block 242 covers a 15% interest currently owned by a wholly-owned subsidiary of Devon. The transfer of this interest to Spinnaker is subject to various approvals from the Nigerian government.

These opportunities offshore Nigeria give us exposure to large acreage positions that contain multiple prospects in a prolific basin. We expect our capital requirements for exploratory activities in connection with this venture to be approximately $50 million to $60 million over a two to three year period. The first well offshore Nigeria was determined to be unsuccessful in April 2005. As a result, we recorded an $8.5 million pre-tax impairment charge related to our international oil and gas properties in the first nine months of 2005. We have a commitment to drill a minimum of two additional exploratory wells on OPL Block 256, including one well we expect to spud later this year. We are committed to participate in an extensive seismic program and drilling of an exploratory well on OPL Block 242.

Third quarter 2005 financial and operating highlights were as follows:

•	Net income was $22.6 million, or $0.63 per diluted share, up 149% from third quarter 2004 net income of $9.1 million, or $0.26 per diluted share.

•	Revenues were $84.1 million, up 33% from third quarter 2004 revenues of $63.2 million, and were primarily impacted by a 52% increase in the average commodity price, partially offset by the impact of an 8% decrease in production.

•	Production was 10.4 Bcfe, down 8% from third quarter 2004 production of 11.3 Bcfe. Oil revenues increased 164% as a result of an 87% increase in oil production and a 41% increase in the average oil price, and natural gas revenues increased 4% as a result of a 54% increase in the average natural gas price, partially offset by a 32% decrease in natural gas production. Third quarter 2005 production decreased from the second quarter of 2005 primarily due to Hurricanes Katrina and Rita, both of which caused production shut-ins and delayed drilling and completion operations within our operating areas in the Gulf of Mexico. Certain of our production remains shut-in primarily due to damages sustained by third party owners of pipelines and facilities.

We expect to be at 80% of total production capacity by mid-November. We estimate that approximately 2.8 Bcfe of production has been deferred in the third quarter of 2005 as a result of the hurricanes. Our annual production, operating and financial guidance provided on August 1, 2005 should not be relied on, and, until further notice, we will no longer be providing forward-looking guidance.

We had $0.4 million in cash and cash equivalents, outstanding borrowings of $30.0 million under the Revolver and capital lease obligations of $75.0 million as of September 30, 2005. We have experienced and expect to continue to experience substantial capital requirements. We incurred capital costs of approximately $247.7 million in the first nine months of 2005, including $72.1 million in the three months ended September 30, 2005. Additionally, we have had negative working capital at the end of each of the past four years. Excluding current deferred tax assets of $41.7 million, our working capital deficit was $49.1 million as of September 30, 2005 compared to a deficit of $13.5 million as of December 31, 2004. We have capital expenditure plans for 2005 totaling approximately $310.0 million. We believe that cash flows from operations and proceeds from available borrowings under the Revolver will be sufficient to meet our capital requirements in the next twelve months.

Although we have been able to maintain a drilling success rate of approximately 60% since inception, our exploratory drilling successes on the shelf and deep shelf since the second half of 2001 were smaller and had less impact on our operating results than those prior to that time, resulting in a negative impact on our subsequent production and reserve growth and an increase in our DD&A rate per Mcfe through March 31, 2005. Additionally, several of our discoveries since mid-2001 were in the deep water where longer lead times are required before first production. In particular, we had our first discovery at Front Runner in early 2001 and production commenced in December 2004. Significant proved reserve additions in the second quarter of 2005 contributed to an 8% decrease in the second quarter 2005 DD&A rate compared to the first quarter 2005 DD&A rate. The third quarter 2005 DD&A rate increased 2% compared to the second quarter 2005 DD&A rate.

Production

Since inception, 85% of our total production has been natural gas and related natural gas liquids, including 53% in the third quarter of 2005. Oil production increased 87% in the third quarter of 2005 compared to the third quarter of 2004 primarily due to production at Front Runner. Additional wells will be completed at the Front Runner spar production facility as ramp-up activities continue. Considering oil production from deepwater projects in 2005, we anticipate that the historical concentration in natural gas production will decrease to approximately one-half of total production by year-end 2005. As a result, our revenues, profitability and cash flows will be less sensitive to natural gas prices and more sensitive to oil prices than in the past.

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

Drilling Activities and Oil and Gas Property Costs

From inception through September 30, 2005, we participated in drilling 187 wells in the Gulf of Mexico resulting in 111 discoveries. Historically, most of the wells we drilled were on the shelf. However, we are transitioning to more deepwater operations. Prior to 2001, we drilled nine deepwater wells, three of which were successful. Since 2001 and through September 30, 2005, we have drilled 35 deepwater wells, 23 of which were successful. Our most significant deepwater projects include oil discoveries at Front Runner and at Mississippi Canyon 734 (“Thunder Hawk”) and natural gas discoveries in the Eastern Gulf of Mexico at DeSoto Canyon Blocks 618/619/620/621 (“Eastern Gulf Project”) and at Mississippi Canyon 961 (“Q”). Front Runner commenced production in December 2004. The Eastern Gulf Project development plan is complete. Our fields in the Eastern Gulf of Mexico, along with several other dedicated fields in the Eastern Gulf, will be developed via subsea tieback to a floating production facility located in Mississippi Canyon 920 that will be capable of processing 850 MMcf of natural gas per day. We currently own 10.6% of the processing rights associated with this facility and the export pipelines. We anticipate that both the production capacity of the facility and our ownership of the processing rights will be increased. We anticipate first production from the Eastern Gulf Project and Q in 2007. We are currently evaluating development options at Thunder Hawk.

We participated in two successful wells in four attempts in the third quarter of 2005. Capital costs incurred totaled $72.1 million in the third quarter of 2005, including approximately $11.3 million for leasehold and other acquisition activities, $34.0 million for exploration activities, $26.7 million for development activities and $0.1 million for acquisitions of other property and equipment.

Our current capital expenditure budget for 2005 is approximately $310.0 million, including $190.0 million for exploration activities and geological and geophysical expenditures, $75.0 million for development activities, $42.0 million for leasehold acquisitions and $3.0 million for other property and equipment. We currently plan to drill five wells in the Gulf of Mexico during the fourth quarter of 2005. We expect to evaluate three of these wells in 2005, including one well on the shelf and two wells in the deep water. We expect to evaluate the remaining two wells on the shelf in early January 2006.

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

The DD&A rate per Mcfe is calculated quarterly and increased 5% to $3.32 in the third quarter of 2005 from $3.17 in the third quarter of 2004. The DD&A rate increased 2% in the third quarter of 2005 from $3.24 in the second quarter of 2005. Of the $0.08 increase in the DD&A rate from the second quarter of 2005, approximately $0.06 related to increased future development and other costs and $0.02 related to two unsuccessful operations in the third quarter of 2005.

Proved Oil and Gas Reserves

We have achieved reserve growth through exploration activities and have not added any reserves through acquisition activities through September 30, 2005. As of June 30, 2005, Ryder Scott Company, L.P. (“Ryder Scott”) estimated net proved reserves at approximately 373.3 Bcfe, with a present value of future net cash flows (before income taxes) of approximately $1.605 billion. Proved reserves were up 22% from the end of 2004. Oil and condensate reserves were 46% of total proved reserves, and proved undeveloped reserves were 66% of total proved reserves as of June 30, 2005. Front Runner represented approximately 40% of our total proved undeveloped reserves. Our proved reserve additions in the first half of 2005 totaled approximately 91.4 Bcfe. For the first six months of 2005, we replaced 369% of production. Three fields, including Front Runner, Thunder Hawk and Q, comprise approximately 60% of our total proved reserves. Thunder Hawk and Q are in active development and are expected to commence production in 2007 or 2008.

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

We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and gas prices and to achieve more predictable cash flow. However, these contracts limit the benefits we would realize if prices increase. We recorded net hedging losses of $9.1 million and $2.6 million in the three months ended September 30, 2005 and 2004, respectively, and net hedging losses of $12.3 million and $4.2 million in the first nine months of 2005 and 2004, respectively. If oil and gas prices stabilize at current levels, we will incur additional hedging losses in the remainder of 2005. Major challenges related to our hedging activities include a determination of the proper production volumes to hedge and acceptable commodity price levels for each hedge transaction.

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

As of September 30, 2005, we excluded from the amortization base estimated future expenditures of $29.1 million associated with common development costs for our deepwater discovery at Front Runner. This estimate of future expenditures associated with common development costs is based on existing proved reserves to total proved reserves expected to be established upon completion of the Front Runner project. If the $29.1 million had been included in the amortization base as of September 30, 2005, and no additional reserves were assigned to the Front Runner project, the DD&A rate would have been $3.39 per Mcfe, or an increase of $0.07 over the actual third quarter 2005 DD&A rate of $3.32 per Mcfe. All future development costs associated with the deepwater discovery at Front Runner are included in the determination of estimated future net cash flows from proved oil and gas reserves used in the full cost ceiling calculation.

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

In calculating the ceiling test for our U.S. cost center as of September 30, 2005, we estimated a full cost ceiling “cushion” of $1.188 billion, using prices of $15.11 per Mcf of natural gas, $60.09 per barrel of oil and $36.27 per barrel of natural gas liquids. Considering the volatility of oil and gas prices, it is probable that our estimate of discounted future net cash flows from proved oil and gas reserves will change in the near term. Capitalized costs related to our operations in Nigeria are subject to a separate ceiling limitation as the costs are evaluated. If oil and gas prices decline, even if for only a short period of time, if we incur significant costs associated with unsuccessful drilling operations or if we have downward revisions to our estimated proved reserves, it is possible that write-downs of oil and gas properties could occur in the future.

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

Financial Instruments and Price Risk Management Activities

As of September 30, 2005, our financial instruments consisted of cash and cash equivalents, receivables, payables and derivative instruments. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value because of the short-term nature of these items. We enter into hedging arrangements from time to time to reduce our exposure to fluctuations in oil and gas prices and to achieve more predictable cash flow. These hedging arrangements take the form of swap contracts or cashless collars and are placed with major trading counterparties.

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

In May 2005, the Compensation Committee of our Board of Directors authorized the issuance of restricted shares of common stock to all employees under the Company’s 1999 Stock Incentive Plan and 2001 Stock Incentive Plan. The restricted stock awards are amortized ratably over the vesting period of four years. We recorded unearned compensation in connection with this grant, representing the fair value of the restricted stock awards on the date of grant. Unearned compensation is recognized as compensation expense within general and administrative expenses and oil and gas properties ratably over the remaining vesting periods.

Related Parties

We purchase oilfield goods, equipment and services from Cooper Cameron Corporation (“Cooper Cameron”) and National-Oilwell Varco, Inc. (“National-Oilwell”) and other oilfield services companies in the ordinary course of business.

We incurred charges of less than $0.1 million in the first nine months of 2005 from Cooper Cameron. Mr. Sheldon R. Erikson, a director of Spinnaker, serves as Chairman of the Board, Chief Executive Officer and President of Cooper Cameron. We incurred charges of less than $0.1 million in the first nine months of 2005 from National-Oilwell. Mr. Roger L. Jarvis, Chairman of the Board, President and Chief Executive Officer of Spinnaker, serves as a director of National-Oilwell. These amounts represent less than 1% of Cooper Cameron’s and National-Oilwell’s total revenues in the first nine months of 2005 and only reflect charges directly incurred by us. Our partners may incur charges from these related parties that are not included above.

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

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetary exchanges of similar productive assets. SFAS No. 153 eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect SFAS No. 153 to have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004

	Three Months Ended September 30,
	2005	2004	Variance
Production:
Natural gas (MMcf)	5,495	8,137	(2,642)	(32)%
Oil and condensate (MBbls)	681	365	316	87%
Natural gas liquids (MBbls)	136	154	(18)	(12)%
Total (MMcfe)	10,400	11,251	(851)	(8)%

Revenues (in thousands):
Natural gas	$48,877	$46,966	$1,911	4%
Oil and condensate	39,554	15,009	24,545	164%
Natural gas liquids	4,346	3,790	556	15%
Net hedging losses	(9,147)	(2,607)	(6,540)	251%
Other	489	33	456	1,382%

Total	$84,119	$63,191	$20,928	33%

Average realized sales price per unit:
Natural gas revenues from production (per Mcf)	$8.90	$5.77	$3.13	54%
Effects of hedging activities (per Mcf)	(0.35)	(0.31)	(0.04)	13%

Average realized price (per Mcf)	$8.55	$5.46	$3.09	57%

Oil and condensate revenues from production (per Bbl)	$58.07	$41.10	$16.97	41%
Effects of hedging activities (per Bbl)	(10.64)	(0.25)	(10.39)	4,156%

Average realized price (per Bbl)	$47.43	$40.85	$6.58	16%

Natural gas liquids revenues from production (per Bbl)	$31.86	$24.65	$7.21	29%
Effects of hedging activities (per Bbl)	—	—	—	—

Average realized price (per Bbl)	$31.86	$24.65	$7.21	29%

Total revenues from production (per Mcfe)	$8.92	$5.85	$3.07	52%
Effects of hedging activities (per Mcfe)	(0.88)	(0.24)	(0.64)	267%

Total average realized price (per Mcfe)	$8.04	$5.61	$2.43	43%

Expenses (per Mcfe):
Lease operating expenses	$0.67	$0.59	$0.08	14%
Depreciation, depletion and amortization – oil and gas properties	$3.32	$3.17	$0.15	5%

Revenues and Production

Revenues increased $20.9 million, or 33%, in the third quarter of 2005 compared to the third quarter of 2004. The increase was primarily due to a 52% higher average commodity price and a $0.5 million net increase in other revenues, partially offset by the impact of 8% lower production and a $6.5 million increase in hedging losses.

Production decreased approximately 0.9 Bcfe, or 8%, in the third quarter of 2005 compared to the third quarter of 2004. Average daily production in the third quarter of 2005 was 113 MMcfe compared to 122 MMcfe in the third quarter of 2004. Third quarter 2005 production decreased from the second quarter of 2005 primarily due to Hurricanes Katrina and Rita, both of which caused production shut-ins and delayed drilling and completion operations within our operating areas in the Gulf of Mexico. Certain of our production remains shut-in primarily due to damages sustained by third party owners of pipelines and facilities.

Natural gas revenues increased $1.9 million, or 4%, due primarily to a 54% higher average price, partially offset by 32% lower production of 2.6 Bcf in the third quarter of 2005. Excluding the effects of hedging activities, the third quarter 2005 average natural gas price was $8.90 per Mcf compared to $5.77 per Mcf in the same period of 2004. Oil and condensate revenues increased $24.5 million, or 164%, due primarily to an increase in production of 316 MBbls, or 87%, and a 41% higher average price. The increase in oil production was primarily due to production from Front Runner. Front Runner commenced production in December 2004, and five of the nine wells have been completed and are producing in 2005 as ramp-up activities continue. Excluding the effects of hedging activities, the third quarter 2005 average oil price was $58.07 per barrel compared to $41.10 per barrel in the same period of 2004. Natural gas liquids revenues increased $0.6 million, or 15%, in the third quarter of 2005 compared to the same period of 2004 based on natural gas production and related processing requirements.

Lease Operating Expenses

Lease operating expenses are costs incurred to operate and maintain wells and related equipment and facilities. These costs may include, among others, workover expenses, labor, materials, supplies, property taxes, insurance, severance taxes and transportation, gathering and processing expenses. Lease operating expenses increased $0.3 million, or 5%, in the third quarter of 2005 compared to the same period of 2004. Of the total increase, approximately $1.8 million was related to lease operating expenses at Front Runner, our deepwater project that commenced production in December 2004, and $0.4 million related to lease operating expenses on other blocks where production commenced subsequent to the third quarter of 2004, offset in part by a net $1.9 million decrease in costs associated with producing blocks as of September 30, 2004.

Depreciation, Depletion and Amortization

DD&A decreased $1.2 million, or 3%, in the third quarter of 2005 compared to the third quarter of 2004. Of the total decrease in DD&A, $2.7 million related to lower production of 0.9 Bcfe, offset in part by $1.5 million related to a 5% higher DD&A rate.

General and Administrative

General and administrative expenses are overhead-related expenses, including among others, wages and benefits for non-capitalized employees, auditing fees, legal fees, Sarbanes-Oxley Section 404 compliance fees, insurance, office rent, travel and entertainment, computer supplies and maintenance and investor relations expenses. General and administrative expenses increased $1.5 million, or 36%, in the third quarter of 2005 compared to the third quarter of 2004 primarily due to costs of $1.2 million related to the proposed merger between Spinnaker and Hydro.

Income Tax Expense

Income tax expense increased $6.3 million, or 105%, due to 132% higher pre-tax income, offset in part by a reduction in the effective tax rate to 35.3% in the third quarter of 2005 from 39.8% in the third quarter of 2004. The effective tax rate was reduced to 35.3% beginning in the first quarter of 2005 due to lower expected deferred state income taxes resulting from a lower state apportionment factor.

Nine Months Ended September 30, 2005 as Compared to the Nine Months Ended September 30, 2004

	Nine Months Ended September 30,
	2005	2004	Variance
Production:
Natural gas (MMcf)	19,238	25,416	(6,178)	(24)%
Oil and condensate (MBbls)	2,223	1,279	944	74%
Natural gas liquids (MBbls)	443	344	99	29%
Total (MMcfe)	35,234	35,157	77	0%

Revenues (in thousands):
Natural gas	$140,777	$150,901	$(10,124)	(7)%
Oil and condensate	113,468	47,867	65,601	137%
Natural gas liquids	13,115	8,234	4,881	59%
Net hedging losses	(12,273)	(4,153)	(8,120)	196%
Other	(675)	(43)	(632)	1,470%

Total	$254,412	$202,806	$51,606	25%

Average realized sales price per unit:
Natural gas revenues from production (per Mcf)	$7.32	$5.94	$1.38	23%
Effects of hedging activities (per Mcf)	0.02	(0.16)	0.18	(113)%

Average realized price (per Mcf)	$7.34	$5.78	$1.56	27%

Oil and condensate revenues from production (per Bbl)	$51.05	$37.42	$13.63	36%
Effects of hedging activities (per Bbl)	(5.74)	(0.07)	(5.67)	8,100%

Average realized price (per Bbl)	$45.31	$37.35	$7.96	21%

Natural gas liquids revenues from production (per Bbl)	$29.58	$23.93	$5.65	24%
Effects of hedging activities (per Bbl)	—	—	—	—

Average realized price (per Bbl)	$29.58	$23.93	$5.65	24%

Total revenues from production (per Mcfe)	$7.59	$5.89	$1.70	29%
Effects of hedging activities (per Mcfe)	(0.35)	(0.12)	(0.23)	192%

Total average realized price (per Mcfe)	$7.24	$5.77	$1.47	25%

Expenses (per Mcfe):
Lease operating expenses	$0.60	$0.51	$0.09	18%
Depreciation, depletion and amortization – oil and gas properties	$3.35	$2.99	$0.36	12%

Revenues and Production

Revenues increased $51.6 million, or 25%, in the first nine months of 2005 compared to the first nine months of 2004. The increase was primarily due to a 29% higher average commodity price in the first nine months of 2005 and slightly higher production, partially offset by an $8.1 million increase in hedging losses and a $0.6 million net decrease in other revenues resulting primarily from the ineffective component of derivatives of $0.7 million.

Production increased approximately 0.1 Bcfe in the first nine months of 2005 compared to the first nine months of 2004. Average daily production in each of the first nine months of 2005 and 2004 was approximately 129 MMcfe. Production in 2005 was impacted by Hurricanes Katrina and Rita, both of which caused production shut-ins and delayed drilling and completion operations within our operating areas in the Gulf of Mexico. Certain of our production remains shut-in primarily due to damages sustained by third party owners of pipelines and facilities.

Natural gas revenues decreased $10.1 million, or 7%, due primarily to lower production of 6.2 Bcf, or 24%, partially offset by a 23% higher average price in the first nine months of 2005. Excluding the effects of hedging activities, the average natural gas price in the first nine months of 2005 was $7.32 per Mcf compared to $5.94 per Mcf in the same period of 2004. Oil and condensate revenues increased $65.6 million, or 137%, due primarily to an increase in production of 944 MBbls, or 74%, and a 36% higher average price. The increase in oil production was primarily due to production from Front Runner. Front Runner commenced production in December 2004, and five of the nine wells have been completed and are producing in 2005 as ramp-up activities continue. Excluding the effects of hedging activities, the average oil price in the first nine months of 2005 was $51.05 per barrel compared to $37.42 per barrel in the same period of 2004. Natural gas liquids revenues increased $4.9 million, or 59%, in the first nine months of 2005 compared to the same period of 2004 based on natural gas production and related processing requirements.

Lease Operating Expenses

Lease operating expenses increased $3.2 million, or 18%, in the first nine months of 2005 compared to the first nine months of 2004. Of the total increase, approximately $4.6 million was related to lease operating expenses at Front Runner, our deepwater project that commenced production in December 2004, and $0.8 million related to lease operating expenses on other blocks where production commenced subsequent to September 30, 2004, offset in part by a net $2.2 million decrease in costs associated with producing blocks as of September 30, 2004.

Depreciation, Depletion and Amortization

DD&A increased $13.0 million, or 12%, in the first nine months of 2005 compared to the first nine months of 2004. Of the total increase in DD&A, $12.8 million related to a 12% higher DD&A rate and $0.2 million related to higher production of 0.1 Bcfe. The increase in the DD&A rate per Mcfe to $3.35 in the first nine months of 2005 from $2.99 in the same period of 2004 was primarily due to costs associated with unsuccessful wells, a net downward revision to proved reserves in 2004 and higher finding costs associated with certain discoveries due primarily to the timing of reserve recognition, offset in part by higher 2005 reserve additions with lower finding costs.

Impairment of International Oil and Gas Properties

We recorded an $8.5 million impairment charge in the first nine months of 2005 as a result of an unsuccessful well in our West African venture.

General and Administrative

General and administrative expenses increased $2.1 million, or 18%, in the first nine months of 2005 compared to the first nine months of 2004. The increase was primarily due to costs of $1.2 million related to the proposed merger between Spinnaker and Hydro and higher employment-related expenses.

Income Tax Expense

Income tax expense increased $7.5 million, or 32%, due to 38% higher pre-tax income, offset in part by a reduction in the effective tax rate to 35.3% in the first nine months of 2005 from 36.9% in the first nine months of 2004. The effective tax rate was reduced to 35.3% beginning in the first quarter of 2005 due to lower expected deferred state income taxes resulting from a lower state apportionment factor.

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

We have experienced and expect to continue to experience substantial capital requirements, primarily due to our active exploration and development programs in the Gulf of Mexico and offshore Nigeria. Net additions to property and equipment in the first nine months of 2005 were $247.7 million. We have capital expenditure plans for 2005 totaling approximately $310.0 million. Based on this level of capital expenditures and current oil and gas prices, we expect our cash flow from operations to exceed our capital expenditures in 2005 for the first time since our inception. We use a systematic risking process to select prospects for drilling. If we experience greater than anticipated success on budgeted projects, capital expenditures will increase.

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

Effective July 21, 2005, we consummated a sale-leaseback transaction under which we sold our 25% undivided interest in the Front Runner spar production facility for $75.0 million. We used the $75.0 million proceeds from the sale-leaseback transaction to pay outstanding borrowings under the Revolver on July 21, 2005. In connection with the transaction, the $50.0 million Tranche B commitment under the Revolver automatically expired on July 21, 2005 per terms of the Revolver, and a letter of credit in the amount of $15.0 million was issued under the Revolver. Capital lease obligations were $75.0 million as of September 30, 2005.

As of September 30, 2005, we had outstanding borrowings of $30.0 million and a letter of credit in the amount of $15.0 million under the Revolver, and we were in compliance with the provisions of the Revolver. Subsequent to September 30, 2005, we had no additional borrowings. Current availability is $115.0 million under Tranche A of the Revolver. We expect to incur additional borrowings in the remainder of 2005.

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

Contractual Obligations

As of September 30, 2005, we had borrowings of $30.0 million outstanding under Tranche A of the Revolver which are due on December 19, 2006. Effective July 21, 2005, we consummated a sale-leaseback transaction under which we sold our 25% undivided interest in our Front Runner spar production facility for $75.0 million. Scheduled lease payments under the initial 12-year term are as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital lease obligations	$87,963	$10,608	$23,471	$18,797	$35,087

Components of Cash Flow

Cash and cash equivalents decreased $21.4 million to $0.4 million as of September 30, 2005. The components of the decrease in cash and cash equivalents included $199.2 million provided by operating activities, $223.7 million used in investing activities and $3.1 million provided by financing activities.

Operating Activities

Net cash provided by operating activities in the first nine months of 2005 increased 25% to $199.2 million primarily due to higher commodity prices. Cash flow from operations is dependent upon our ability to increase production through exploration and development activities and oil and gas prices. We have made significant investments to expand our operations in the Gulf of Mexico.

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

As of September 30, 2005, we had a working capital deficit of $7.4 million. Excluding current deferred tax assets of $41.7 million, we had negative working capital $49.1 million as of September 30, 2005. Our cash flow from operations depends on our ability to manage working capital, including accounts receivable, accounts payable and accrued liabilities. The net increase of $25.7 million in accounts receivable since December 31, 2004 was primarily related to an increase of $29.7 million in joint interest billings, offset in part by a $2.3 million decrease in oil and gas revenues receivable and a net

$1.7 million decrease other receivables. Joint interest billings fluctuate from period to period based on the number of wells we operate and the timing of billings to and collections from other working interest owners. Joint interest billing collections in September were delayed due to the effects of Hurricane Katrina. Oil and gas revenues receivable decreased primarily due to lower oil and gas volumes in September 2005 compared to December 2004, offset in part by higher oil and gas prices in September 2005 compared to December 2004. Accounts payable and accrued liabilities increased $12.8 million from December 31, 2004. Fluctuations from period to period occur based on exploratory and development activities in progress and the timing of our payments to vendors and other operators.

Investing Activities

Net cash used in investing activities was $223.7 million in the first nine months of 2005 and included oil and gas property expenditures of $223.1 million and purchases of other property and equipment of $0.6 million.

As part of our strategy, we explore for oil and gas at deeper drilling depths and in the deep water of the Gulf of Mexico, where operations are more difficult and costly than at shallower drilling depths and in shallower water. Along with higher risks and costs associated with these areas, greater opportunity exists for reserve additions. We have experienced and will continue to experience significantly higher drilling costs for deep shelf and deepwater projects relative to the drilling costs on shallower depth shelf projects in the Gulf of Mexico. Historically, most of the wells we drilled were on the shelf. However, we are transitioning to more deepwater operations. Prior to 2001, we drilled nine deepwater wells, three of which were successful. Since 2001 and through September 30, 2005, we have drilled 35 deepwater wells, 23 of which were successful.

In order to diversify our operations and apply our skill set to other opportunities, we entered into two farm-out agreements with Devon covering OPL Blocks 256 and 242 offshore Nigeria. The Nigerian government, through the Ministry of Petroleum Resources, has granted approval for a wholly-owned subsidiary of Devon to assign 12.5% of its participating interest in OPL Block 256 to Spinnaker. The farmout agreement for OPL Block 242 covers a 15% interest currently owned by a wholly-owned subsidiary of Devon. The transfer of this interest to Spinnaker is subject to various approvals from the Nigerian government.

These opportunities offshore Nigeria give us exposure to large acreage positions that contain multiple prospects in a prolific basin. We expect our capital requirements for exploratory activities in connection with this venture to be approximately $50 million to $60 million over a two to three year period. The first well offshore Nigeria was determined to be unsuccessful in April 2005. As a result, we recorded an $8.5 million pre-tax impairment charge related to our international oil and gas properties in the first nine months of 2005. We have a commitment to drill a minimum of two additional exploratory wells on OPL Block 256, including one well we expect to spud later this year. We are committed to participate in an extensive seismic program and drilling of an exploratory well on OPL Block 242.

We drilled seven successful wells in 11 attempts in the first nine months of 2005. We drilled 27 wells in 2004, 14 of which were successful. Since inception and through September 30, 2005, we drilled 187 wells, 111 of which were successful, representing a success rate of 59%. Dry hole costs, including associated leasehold costs, were approximately $23.5 million in the first nine months of 2005. Our current capital expenditure budget for 2005 is approximately $310.0 million, including $190.0 million for exploration activities and geological and geophysical expenditures, $75.0 million for development activities, $42.0 million for leasehold acquisitions and $3.0 million for other property and equipment. We currently plan to drill five wells in the Gulf of Mexico during the fourth quarter of 2005. We expect to evaluate three of these wells in 2005, including one well on the shelf and two wells in the deep water. We expect to evaluate the remaining two wells on the shelf in early January 2006. Actual levels of capital expenditures may vary due to many factors, including drilling results, oil and gas prices, the availability of capital, industry conditions, acquisitions, decisions of operators and other prospect owners and the prices of drilling rig dayrates and other oilfield goods and services.

We settled asset retirement obligations of $1.0 million in the first nine months of 2005. Current liabilities include asset retirement obligations of $14.9 million, the settlements of which will depend on the timing of abandonment decisions and equipment availability in 2005 and 2006.

The costs associated with unproved properties and properties under development not included in the amortization base were as follows (in thousands):

	As of September 30, 2005	As of December 31, 2004
Leasehold, delay rentals and seismic data, hardware and software costs	$178,063	$128,465
Wells in-progress	22,697	3,836
Wells pending determination	—	14,820
Other	2,441	1,156

Total	$203,201	$148,277

Financing Activities

Net cash provided by financing activities was $3.1 million in the first nine months of 2005 and included $75.0 million in proceeds from the Front Runner sale-leaseback transaction, $18.5 million in proceeds from borrowings and $4.2 million in proceeds from stock option exercises, offset in part by $93.5 million in payments on borrowings and $1.1 million in debt issue costs associated with the Front Runner sale-leaseback transaction.

On December 19, 2003, our wholly-owned subsidiary, Spinnaker Exploration Company, L.L.C., entered into a $200.0 million Revolver with a group of eight banks. The Revolver consists of two tranches, Tranche A and Tranche B. The $50.0 million Tranche B commitment automatically expired on July 21, 2005 per terms of the Revolver (with no borrowings then outstanding under Tranche B) upon closing of the Front Runner spar production facility sale-leaseback transaction. The expiration of the Tranche B commitment was not an early extinguishment of debt. Borrowings under Tranche A constitute senior indebtedness. The obligations under the Revolver are fully and unconditionally guaranteed by Spinnaker.

Tranche A is available on a revolving basis through December 19, 2006, the maturity date of the Revolver, and availability is subject to the borrowing base determined by the banks. The borrowing base was $160.0 million as of September 30, 2005. The obligations under Tranche A are unsecured. The borrowing base is re-determined semi-annually by the banks in their sole discretion and in their usual and customary manner. Spinnaker and the banks also have the right to request one additional re-determination annually. The amount of the borrowing base is a function of the banks’ view of our reserve profile, future commodity prices and projected cash flows. In addition to the semi-annual re-determinations, the banks have the right to re-determine the borrowing base in the event of the sale, transfer or disposition of assets included in the borrowing base exceeding $25.0 million.

We have the option to elect to use a base interest rate as described below or the LIBOR plus, for each such rate, a spread based on the percentage of the borrowing base used at that time. The base rate spread ranges from 0.0% to 0.5%, and the LIBOR spread ranges from 1.25% to 2.0% for Tranche A borrowings. The base interest rate under the Revolver is a fluctuating rate of interest equal to the base rate spread plus the higher of either (i) The Toronto-Dominion Bank’s base rate for dollar advances made in the United States or (ii) the Federal Funds Rate plus 0.5% per annum. The weighted average interest rate was 4.72% in the first nine months of 2005. The commitment fee rate ranges from 0.375% to 0.5%, depending on the borrowing base usage for Tranche A.

The Revolver also includes the following restrictions and covenants:

•	Incurrence of other debt is prohibited except that senior debt may not exceed $10.0 million, vendor indebtedness for the purchase of seismic data may not exceed $25.0 million, subordinated debt is permitted subject to certain conditions and the lease transaction involving the Front Runner spar production facility is specifically permitted.

•	Liens are generally prohibited; however, we may grant a lien in connection with the purchase of seismic data, pledges and deposits to secure hedging arrangements not to exceed $15.0 million and lease financing arrangements involving our interest in the Front Runner spar production facility.

•	Stock buy-backs exceeding $10.0 million are prohibited in any fiscal year.

•	The ratio of debt to EBITDA may not exceed 2.50 to 1.00.

•	The ratio of current assets to current liabilities may not be less than 1.00 to 1.00. For purposes of the calculation, availability under the Revolver is added to current assets and maturities of the Revolver are excluded from current liabilities. Hedging assets and liabilities and asset retirement obligations are also excluded from this calculation.

•	Our tangible net worth is required to exceed 80% of the level at September 30, 2003, plus 50% of future net income with certain non-cash gains and losses excluded from net income, plus 75% of future equity issuances.

•	Our hedging transactions must not exceed 66 2/3% of estimated future production for the next 18 months and 33 1/3% for the period 19 to 36 months from the date of the transaction. There are also credit rating restrictions on counterparties as well as concentration limits.

On February 8, 2005, Spinnaker and the banks amended the Revolver. The amendment was intended to give us:

•	the flexibility to engage in business activities through entities other than our principal operating subsidiary, Spinnaker Exploration Company, L.L.C., including activities in international locations;

•	the ability to make investments and provide guarantees and extensions of credit to entities other than our principal operating subsidiary;

•	a basket of up to $75.0 million a year to make distributions from our principal operating subsidiary to us, to request letters of credit under the Revolver for activities other than those of our principal operating subsidiary, subject to the limits under the Revolver, and to provide extensions of credit from our principal operating subsidiary to other entities; and

•	an increase in the aggregate amount of the borrowing base available under the Revolver for letters of credit up to $60.0 million, subject to certain limitations.

Effective July 21, 2005, we consummated a sale-leaseback transaction under which we sold our 25% undivided interest in the Front Runner spar production facility for $75.0 million. We used the $75.0 million proceeds from the sale-leaseback transaction to pay outstanding borrowings under the Revolver on July 21, 2005.

As of September 30, 2005, we had outstanding borrowings of $30.0 million and a letter of credit in the amount of $15.0 million under the Revolver, and we were in compliance with the provisions of the Revolver. Subsequent to September 30, 2005, we had no additional borrowings. Current availability is $115.0 million under Tranche A of the Revolver. We expect to incur additional borrowings in the remainder of 2005.

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

In a swap transaction, the counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price. We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the settlement price is above the fixed price. In a collar arrangement, the counterparty is required to make a payment to us for the difference between the fixed floor price and the settlement price if the settlement price is below the fixed floor price. We are required to make a payment to the counterparty for the difference between the fixed ceiling price and the settlement price if the settlement price is above the fixed ceiling price. Neither party is required to make a payment if the settlement price falls between the fixed floor and ceiling prices. As of September 30, 2005, our commodity price risk management positions in swap contracts and collar arrangements were as follows:

Natural Gas

	Fixed Price Swaps		Collars
	Average Daily Volume (MMBtus)	Weighted Average Price (Per MMBtu)	Average Daily Volume (MMBtus)	Weighted Average Price (Per MMBtu)
Period				Floor	Ceiling
Fourth Quarter 2005	3,370	$6.40	—	$—	$—

Oil

	Fixed Price Swaps		Collars
	Average Daily Volume (Bbls)	Weighted Average Price (Per Bbl)	Average Daily Volume (Bbls)	Weighted Average Price (Per Bbl)
Period				Floor	Ceiling
Fourth Quarter 2005	1,000	$38.78	3,000	$38.67	$44.73

We reported a net liability of $10.8 million and a net asset of $1.2 million related to financial derivative contracts as of September 30, 2005 and December 31, 2004, respectively. Amounts related to hedging activities were as follows (in thousands):

	As of September 30, 2005	As of December 31, 2004
Current assets:
Hedging assets	$—	$2,829
Deferred tax asset related to hedging activities	3,808	—

Current liabilities:
Hedging liabilities	$10,787	$1,628
Deferred tax liability related to hedging activities	—	432

Equity:
Accumulated other comprehensive income (loss)	$(6,379)	$963

The ineffective component of derivatives and net hedging losses were recorded in revenues in the three and nine months ended September 30, 2005 and 2004 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ineffective component of derivatives	$594	$—	$(734)	$—

Net hedging losses	$(9,147)	$(2,607)	$(12,273)	$(4,153)

Based on future oil and gas prices as of September 30, 2005, we would reclassify a net loss of approximately $6.4 million from accumulated other comprehensive income (loss) to earnings in the remainder of 2005. The amounts ultimately reclassified into earnings will vary due to changes in the fair value of the open derivative contracts prior to settlement.

To calculate the potential effect of the derivative contracts on future revenues, we applied NYMEX oil and gas forward prices as of September 30, 2005 to the quantity of our oil and gas production covered by those derivative contracts as of that date. The following table shows the estimated potential effects of the derivative financial instruments on future revenues (in thousands):

Derivative Instrument	Estimated Decrease in Revenues at Current Prices	Estimated Decrease in Revenues with 10% Decrease in Prices	Estimated Decrease in Revenues with 10% Increase in Prices
Natural gas swaps	$(2,326)	$(1,896)	$(2,758)
Oil swaps	(2,520)	(1,930)	(3,152)
Oil collars	(5,941)	(4,143)	(7,786)

Subsequent to September 30, 2005, the fair value of our open commodity price risk management positions in swap contracts and collar arrangements using an average oil forward price of $61.42 as of November 4, 2005 was a net liability of approximately $4.4 million, excluding October 2005 settlements resulting in a loss of $4.7 million. We did not enter into any additional derivative transactions subsequent to September 30, 2005.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as this term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2005, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPINNAKER EXPLORATION COMPANY

Date: November 8, 2005	By:	/s/ ROBERT M. SNELL
Robert M. Snell
Vice President, Chief Financial Officer and Secretary

Date: November 8, 2005	By:	/s/ JEFFREY C. ZARUBA
Jeffrey C. Zaruba
Vice President, Treasurer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Description
2.1 –	Agreement and Plan of Merger among Norsk Hydro ASA, Norsk Hydro E&P Americas, L.P., Harald Acquisition Corp. and Spinnaker Exploration Company, dated as of September 18, 2005 (filed with the Commission on September 19, 2005 as Exhibit 2.1 to our current report on Form 8-K dated September 18, 2005 and incorporated herein by reference)

10.1 –	Spinnaker Exploration Company 2005 Stock Incentive Plan (filed with the Commission on May 10, 2005 as Exhibit 10.17 to our current report on Form 8-K dated May 4, 2005 and incorporated herein by reference)

10.2 –	Form of Nonstatutory Stock Option Award Agreement for Annual Director Grants (filed with the Commission on May 10, 2005 as Exhibit 10.17.1 to our current report on Form 8-K dated May 4, 2005 and incorporated herein by reference)

10.3 –	Form of Nonstatutory Stock Option Award Agreement for Discretionary Director Grants (filed with the Commission on May 10, 2005 as Exhibit 10.17.2 to our current report on Form 8-K dated May 4, 2005 and incorporated herein by reference)

10.4 –	Form of Nonstatutory Stock Option Award Agreement for Employee Grants (filed with the Commission on May 10, 2005 as Exhibit 10.17.3 to our current report on Form 8-K dated May 4, 2005 and incorporated herein by reference)

10.5 –	Non-Employee Director Compensation Arrangement (filed with the Commission on May 12, 2005 as Exhibit 10.1 to our current report on Form 8-K dated May 6, 2005 and incorporated herein by reference)

10.6 –	Form of Restricted Stock Award Agreement under the Spinnaker Exploration Company 1999 Stock Incentive Plan (filed with the Commission on May 12, 2005 as Exhibit 10.2 to our current report on Form 8-K dated May 6, 2005 and incorporated herein by reference)

10.7 –	Form of Restricted Stock Award Agreement under the Spinnaker Exploration Company 2001 Stock Incentive Plan (filed with the Commission on May 12, 2005 as Exhibit 10.3 to our current report on Form 8-K dated May 6, 2005 and incorporated herein by reference)

10.8 –	Spinnaker Exploration Company Executive Change in Control Severance Plan (filed with the Commission on June 3, 2005 as Exhibit 10.1 to our current report on Form 8-K dated May 31, 2005 and incorporated herein by reference)

10.9 –	Spinnaker Exploration Company Employee Change in Control Severance Plan (filed with the Commission on June 3, 2005 as Exhibit 10.2 to our current report on Form 8-K dated May 31, 2005 and incorporated herein by reference)

10.10 –	Participation Agreement among Spinnaker FR Spar Co., L.L.C. (as Lessee), Spinnaker Exploration Company, L.L.C. (as Guarantor), Banc of America Leasing & Capital, LLC (as Owner Participant), Spinnaker Front Runner Statutory Trust 2005-1 (as Lessor), Societe Generale Financial Corporation (as Loan Participant), Wells Fargo Bank Northwest, National Association (solely as Indenture Trustee) and Wilmington Trust Company (solely as Lessor Trustee) dated as of June 17, 2005 and effective July 21, 2005 (filed with the Commission on July 27, 2005 as Exhibit 10.1 to our current report on Form 8-K dated July 21, 2005 and incorporated herein by reference)

10.11 –	Production Platform Lease Agreement 2005-1 dated as of June 17, 2005 between Spinnaker Front Runner Statutory Trust 2005-1 (as Lessor) and Spinnaker FR Spar Co., L.L.C. (as Lessee) and effective July 21, 2005 (filed with the Commission on July 27, 2005 as Exhibit 10.2 to our current report on Form 8-K dated July 21, 2005 and incorporated herein by reference)

10.12 –	Lease Supplement No. 1 dated as of July 20, 2005 between Spinnaker Front Runner Statutory Trust 2005-1 (as Lessor) and Spinnaker FR Spar Co., L.L.C. (filed with the Commission on July 27, 2005 as Exhibit 10.3 to our current report on Form 8-K dated July 21, 2005 and incorporated herein by reference)

10.13 –	Guaranty (Spinnaker Front Runner Statutory Trust 2005-1) dated as of June 17, 2005 issued by Spinnaker Exploration Company, L.L.C. and effective July 21, 2005 (filed with the Commission on July 27, 2005 as Exhibit 10.4 to our current report on Form 8-K dated July 21, 2005 and incorporated herein by reference)

12.1 –	Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Dividends

31.1 –	Certification of Principal Executive Officer of Spinnaker Exploration Company Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 –	Certification of Principal Financial Officer of Spinnaker Exploration Company Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 –	Certification of Chief Executive Officer of Spinnaker Exploration Company Pursuant to 18 U.S.C. § 1350

32.2 –	Certification of Chief Financial Officer of Spinnaker Exploration Company Pursuant to 18 U.S.C. § 1350